Form 10-Q
period 1996-12-31
UNISOURCE WORLDWIDE INC
filed 1997-02-14
CIK 1027282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or [_] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from     to
                              _____  _____

Commission file number       1-14482
                          ------------

                          UNISOURCE  WORLDWIDE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 DELAWARE                                                   13-5369500
-------------------------------                     ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                 825 Duportail Road, Wayne, Pennsylvania 19087
                   Box 958, Valley Forge, Pennsylvania 19482
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 296-4470
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X**   No          ** With respect to (2) above, registrant has been
    -----     -----        subject to the Exchange Act filing requirements since
                           November 26, 1996.

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes     No
  ---    ---
* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

Common Stock, par value $0.001                  66,944,719 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets--December 31, 1996     3-4
              and September 30, 1996

              Condensed Consolidated Statements of Income--Three months     5
              ended December 31, 1996 and December 31, 1995

              Condensed Consolidated Statements of Cash Flows--Three        6
              months ended December 31, 1996 and December 31, 1995

              Notes to Condensed Consolidated Financial Statements--       7-8
              December 31, 1996


  Item 2.     Management's Discussion and Analysis of Results             9-11
              of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------

  Item 6.     Exhibits and Reports on Form 8-K                             12



SIGNATURES                                                                 13
----------

                         PART I. FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)
----------------------------------------

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                 December 31,      September 30,
ASSETS                                                              1996               1996
------                                                           -----------       -------------
Current Assets
      Cash                                                       $    46,931       $      14,596
      Accounts receivable, net                                       736,896             790,818
      Inventories                                                    497,201             470,217
      Prepaid expenses and deferred taxes                             52,894              54,853
                                                                  ----------        ------------
                Total current assets                               1,333,922           1,330,484
                                                                  ----------        ------------


Long-Term Receivables                                                  8,961              21,890

Property and Equipment, at cost                                      403,468             396,681
      Less accumulated depreciation                                  181,716             172,513
                                                                  ----------        ------------
                                                                     221,752             224,168
                                                                  ----------        ------------


Goodwill                                                             502,742             509,850

Deferred costs and other assets                                      124,531             105,322
                                                                  ----------        ------------

                                                                 $ 2,191,908       $   2,191,714
                                                                  ==========        ============




See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                   December 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1996                1996
------------------------------------                                              -------------       -------------
Current Liabilities
      Current portion of long-term debt                                          $          655      $          840
      Notes payable                                                                      28,029              38,367
      Trade accounts payable                                                            381,654             438,899
      Accrued salaries, wages and commissions                                            22,451              27,011
      Restructuring costs                                                                11,871              15,575
      Other accrued expenses                                                             91,604              59,000
                                                                                  -------------       -------------
            Total current liabilities                                                   536,264             579,692
                                                                                  -------------       -------------

Long-Term Debt                                                                          598,981              21,097

Notes and Advances Payable to IKON                                                          221             553,700

Other Liabilities
      Deferred taxes                                                                     45,671              54,462
      Restructuring costs                                                                12,000              13,896
      Other long-term liabilities                                                        46,510              33,366
                                                                                  -------------       -------------
                                                                                        104,181             101,724
                                                                                  -------------       -------------
Stockholders' Equity
      Common stock, 12/31 - par value $.001, authorized 250,000,000 shares issued and outstanding - 66,902,083 shares; 9/30 -
            par value $.01, authorized 10,000,000 shares, issued and
            outstanding - 100,000 shares                                                     67                   1
      Additional paid in capital                                                        779,703             778,444
      Retained earnings                                                                 201,609             181,458
      Foreign currency translation adjustments                                          (29,118)            (24,402)
                                                                                  -------------       -------------
                                                                                        952,261             935,501
                                                                                  -------------       -------------

                                                                                 $    2,191,908       $   2,191,714
                                                                                  =============        ============

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except earnings per share)

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                     ------------------------------------------------------
                                                                              1996                               1995
                                                                     ------------------                 -------------------
Revenues                                                             $       1,728,533                  $        1,716,165

Costs and Expenses
Cost of goods sold                                                           1,428,429                           1,446,701
Selling and administrative                                                     255,000                             219,277
                                                                     ------------------                 -------------------
                                                                             1,683,429                           1,665,978
                                                                     ------------------                 -------------------

Income from operations                                                          45,104                              50,187
Interest expense                                                                10,361                               6,905
                                                                     ------------------                 -------------------
Income before taxes                                                             34,743                              43,282
Provision for income taxes                                                      14,592                              17,053
                                                                     ------------------                 -------------------

Net income                                                           $          20,151                  $           26,229
                                                                     ==================                 ===================

Earnings Per Share                                                               $0.30

Pro Forma Earnings Per Share                                                                                         $0.35

Shares Outstanding                                                              67,576                              67,576


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Three Months Ended December 31,
                                                                      ------------------------------------
                                                                            1996                 1995
                                                                      ------------------------------------
Operating Activities
  Net income                                                          $      20,151           $     26,229
  Additions (deductions) to reconcile net income
    to net cash provided (used) by operating activities:
       Depreciation                                                           7,340                  6,245
       Amortization                                                           4,401                  2,529
       Provisions for losses on accounts receivable                           4,025                  3,328
       Payments  for restructuring costs                                     (5,853)               (13,644)
       Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
           Decrease  in accounts receivable                                  43,569                 88,604
           Increase in inventories                                          (26,754)               (70,741)
           Decrease (increase) in prepaid expenses                            1,960                 (3,184)
           Decrease in accounts payable and
             accrued expenses                                               (24,915)              (104,733)
       Miscellaneous                                                            252                  1,603
                                                                      -------------           ------------
Net cash provided (used) by operating activities                             24,176                (63,764)
                                                                      -------------           ------------

Investing activities
  Proceeds from the sale of property and equipment                            3,630                    919
  Collection of notes receivable                                             19,250                      -
  Cost of companies acquired, net of cash acquired                           (3,255)               (60,763)
  Expenditures for property and equipment                                    (7,678)               (10,554)
  Deferred cost expenditures                                                (17,670)               (20,440)
                                                                      -------------           ------------
Net cash used in investing activities                                        (5,723)               (90,838)
                                                                      -------------           ------------

Financing activities
  Debt repayments                                                           (21,639)                (8,079)
  Proceeds from revolving credit facility borrowings, net                   589,000                      -
  (Repayments to) proceeds from IKON                                       (553,479)               146,387
                                                                      -------------           ------------
Net cash provided by financing activities                                    13,882                138,308
                                                                      -------------           ------------

Net increase (decrease) in cash                                              32,335                (16,294)
Cash at beginning of period                                                  14,596                 23,657
                                                                      -------------           ------------
Cash at end of period                                                 $      46,931           $      7,363
                                                                      =============           ============


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996


  Note 1:  Spin-off and Basis of Presentation
           ----------------------------------

           Effective December 31, 1996, one share of Unisource Worldwide, Inc. (the "Company" or "Unisource") common stock was distributed to holders of Alco Standard Corporation ("Alco") common stock for every two shares of Alco common stock owned at the established record date ( the "Spin-off"). Effective January 23, 1997, Alco changed its name to IKON Office Solutions, Inc. ("IKON"). At the time of the Spin-off, the Company became a separate publicly owned company.

            The unaudited condensed consolidated financial statements included herein have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from IKON's historical financial statements, except that the method of allocation of general corporate expenses has been changed to more appropriately reflect the Company's actual use of corporate services. IKON's interest expense on consolidated borrowings for the three months ended December 31, 1995 was allocated to Unisource based on the relationship of its net assets to consolidated IKON net assets. The Company's interest expense for the three months ended December 31, 1996 was based on its actual borrowings, including notes and advances payable to IKON and borrowings under the Company's credit facility described in Note 2.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Form 10 Registration Statement that became effective November 26, 1996.

  Note 2:  Debt
           ----

            On November 22, 1996, the Company entered into a $1,000,000,000 five-year unsecured revolving credit facility. The credit facility includes multicurrency options for up to $100,000,000 in Pounds Sterling, Deutsche Marks and French Francs and a $100,000,000 subfacility for Canadian dollar loans. Borrowings under the revolver bear interest at either the Alternate Base Rate (as defined) or LIBOR plus a spread equal to 18.5 basis points during the initial six months of the credit facility. After the initial six month period, the LIBOR spread will range from 14.5 to 30 basis points, depending on certain financial ratios or credit ratings. The credit facility provides for certain fees, including a facility fee and utilization fee. The facility fee ranges from 8 to 15 basis points per annum on the full amount of the credit facility, determined in a manner consistent with the LIBOR spread described above. A utilization fee of 5 basis points per annum accrues on the aggregate amount of all loans outstanding during the initial six months of the credit facility and 5 basis points per annum thereafter each day the aggregate amount of all loans under the credit facility exceeds two-thirds of the aggregate commitment. The credit facility includes financial covenants requiring a ratio of funded debt to capitalization of less than 55% and a minimum net worth of $745,000,000 plus 50% of consolidated net income (without deduction for losses) after the date of the credit facility.

            The amount outstanding under this facility at December 31, 1996 was $589,000,000. The majority of these proceeds were used to repay intercompany debt to IKON in conjunction with the Spin-off.

  Note 3:  Earnings Per Share and Pro Forma Earnings per Share
           ---------------------------------------------------

            Earnings per share for the three months ended December 31, 1996 was calculated based on the number of Company shares issued and outstanding as of December 31, 1996 plus the dilutive effect of stock options.

            Pro Forma earnings per share for the three months ended December 31, 1995 includes additional pro forma interest expense of $3,741,000 ($2,259,000 net of tax), which assumes that the Spin-off occurred on October 1, 1995. The same share base that was used for the December 31, 1996 earnings per share calculation was used for the pro forma calculation.

            Item 2:  Management's Discussion and Analysis of Results
            --------------------------------------------------------
              of Operations and Financial Condition and Liquidity
              ---------------------------------------------------

                             Results of Operations
                             ---------------------

            Revenues and income before taxes for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 were as follows:

                                    Three Months Ended December 31
                                   --------------------------------
                                   1996       1995         % Change
                                   ----       ----         --------
                                    (In Millions)

  Revenues                         $1,729     $1,716          0.7%
                                   ======     ======

  Gross profit                     $300.1     $269.5         11.4%
  Selling and administrative
      expense                       255.0      219.3         16.3%
                                   ------     ------

  Operating income                   45.1       50.2        (10.1%)

  Interest expense                   10.4        6.9         50.1%
                                   ------     ------

  Income before taxes              $ 34.7     $ 43.3        (19.7%)
                                   ======     ======


  Revenues increased $13 million, or 0.7% to $1.73 billion in the first quarter of fiscal 1997, compared to the first quarter of the prior year. This change is due to increases associated with current and prior year acquisitions of $152 million, which were offset by revenue declines of $139 million in base operations. The decline in base operations is principally due to an estimated decrease in average paper prices of 17% compared to the same period last year. The price deflation was partially offset by volume gains in the base operations.

  Gross margins increased by $30.6 million, or 11.4% to $300.1 million. This change is due to increases associated with current and prior year acquisitions of $39.8 million, offset by declines of $9.2 million in base operations. Gross margin percentages rose to 17.4% from 15.7% of revenues due to lower costs from suppliers for many products, higher margin percentages generated by acquired companies, and a higher proportion of Unisource warehouse delivered (versus mill direct) sales.

  Selling and administrative expense increased by $35.7 million, or 16.3%, including $30 million related to current and prior year acquisitions.

  Operating income decreased $5.1 million, or 10.1%. Current and prior year acquisitions contributed an incremental $9.8 million of operating income. Operating income from base operations declined $14.9 million, primarily due to paper price declines which were partially offset by improvement in gross margin percentages and volume increases. Operating margins were 2.6% of revenues for the first quarter of 1997 compared to 2.9% in the prior year.

  Interest expense increased by $3.5 million to $10.4 million during the first three months of fiscal 1997 compared to the prior year. The increase was attributable to higher average outstanding borrowings due to the recapitalization of the Company as of September 30, 1996 in anticipation of the Spin-off from IKON. The $6.9 million of interest expense for the first three months of fiscal 1996 represents an allocation of IKON's outside interest expense based on the relationship of the Company's net assets to IKON's net assets, plus some interest associated with direct indebtedness of the Company. Interest expense on a pro forma basis for the first three months of fiscal 1996 was $10.6 million assuming that the Spin-off occurred on October 1, 1995.

  Foreign Operations

  Revenues from foreign operations increased $1.2 million to $216.2 million in fiscal 1997. Revenues from Canadian operations decreased $13.6 million to $182 million, while revenues from Mexican operations increased $13.7 million to $26.9 million and revenues from foreign sales offices (Vienna and Hong
  Kong) increased $1.1 million to $7.2 million. The decrease in Canadian revenues was attributable to declining paper prices, while the increase in Mexico was the result of acquisitions.

  Operating income from foreign operations decreased $2.3 million to $7.2 million in fiscal 1997. Canadian operating income decreased $2 million to $6.3 million due to lower paper prices. Mexican operating income was flat at $1.4 million with the increase from acquisitions being offset by a decline in paper prices. The foreign sales offices operating income decreased by $0.3 million.

  There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first three months of fiscal 1997 compared to the first three months of fiscal 1996.


                       Financial Condition and Liquidity
                       ---------------------------------

  Net cash provided by operating activities for the first three months of fiscal 1997 was $24.2 million. Included in operating activities were cash expenditures of $5.9 million in connection with the Company's restructuring programs. Remaining restructuring cash expenditures are estimated at $24 million. During the same period $5.7 million in cash was used for investing activities which included deferred cost expenditures of $17.7 million principally associated with the development of the Company's new Information Technology system, capital expenditures of $7.7 million and acquisition expenditures of $3.3 million. Investing activity expenditures were partially offset by proceeds received from the sale of property and the collection of notes receivable. Cash provided by financing activities of $13.9 million included net proceeds received from borrowings under the Company's Credit Facility of $589 million offset by a $553.5 million net debt repayment to IKON and $21.6 million of other third party debt payments.

  On December 31,1996, total debt of $628 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of December 31, 1996, of which $411 million was unused and available.

  In January 1997, the Company declared a dividend on its Common Stock of $.20 per share payable March 10, 1997 to shareholders of record on February 24, 1997.

  The Company intends to file a shelf registration for 5 million shares of common stock in February 1997, which will be primarily used for acquisitions.

  The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, other cash requirements, and future dividends.

                           PART II  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                         Page No.
-----------------------------------------                         --------

     (a) The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

                Exhibit No. (27) Financial Data Schedule.            15


     (b)  Reports on Form 8-K -  none

  SIGNATURES
  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.



                                            UNISOURCE WORLDWIDE, INC.



  Date  February 14, 1997                   /s/ Jack H. Keeney
        -----------------                   --------------------------
                                            Jack H. Keeney
                                            Vice President - Finance
                                            (Chief Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------


  Exhibit Number
  --------------


     (27) Financial Data Schedule.