Form 10-Q
period 1997-03-31
UNISOURCE WORLDWIDE INC
filed 1997-05-15
CIK 1027282

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
                                           --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to
                                                     ----------      ----------

Commission file number         1-14482
                           -------------

                            UNISOURCE WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 DELAWARE                                             13-5369500
-------------------------------                  --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                  825 Duportail Road, Wayne, Pennsylvania 19087
                 P.O. Box 958, Valley Forge, Pennsylvania 19482
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (610) 296-4470
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
   ---------        ---------

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
   ---------        ---------

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

Common Stock, par value $0.001                              67,083,657 shares

                                      INDEX

                            UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                                                                 Page No.
------------------------------                                                                                 --------
     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -- March 31, 1997                                         3-4
                  and September 30, 1996

                  Condensed Consolidated Statements of Income--Three and Six                                       5
                  Month Periods Ended March 31, 1997 and March 31, 1996

                  Condensed Consolidated Statements of Cash Flows -- Six                                           6
                  Month Periods Ended March 31, 1997 and March 31, 1996

                  Notes to Condensed Consolidated Financial Statements--                                          7-8
                  March 31, 1997


     Item 2.      Management's Discussion and Analysis of Results                                                9-13
                  of Operations and Financial Condition and Liquidity


PART II.  OTHER INFORMATION
---------------------------

     Item 6.      Exhibits and Reports on Form 8-K                                                                14


SIGNATURES                                                                                                        15
----------


                         PART I. FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)
----------------------------------------


                            UNISOURCE WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par values and shares)


                                                              March 31,             September 30,
ASSETS                                                           1997                    1996
------                                                   -------------------     -------------------
Current Assets
      Cash                                                $          41,081       $          14,596
      Accounts receivable, net                                      746,677                 790,818
      Inventories                                                   463,079                 470,217
      Prepaid expenses and deferred taxes                            50,225                  54,853
                                                            ----------------        ----------------
              Total current assets                                1,301,062               1,330,484
                                                            ----------------        ----------------


Long-Term Receivables                                                 7,811                  21,890

Property and Equipment, at cost                                     405,610                 396,681
      Less accumulated depreciation                                 188,478                 172,513
                                                            ----------------        ----------------
                                                                    217,132                 224,168
                                                            ----------------        ----------------


Goodwill                                                            511,709                 509,850

Deferred Costs and Other Assets                                     131,701                 105,322

                                                            ----------------        ----------------


                                                          $       2,169,415       $       2,191,714
                                                            ================        ================


See notes to condensed consolidated financial statements.

                            UNISOURCE WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par values and shares)


                                                                                           March 31,             September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          1997                   1996
------------------------------------                                                   -----------------     ---------------------
Current Liabilities
      Current portion of long-term debt                                                  $          697          $        840
      Notes payable                                                                              11,293                38,367
      Trade accounts payable                                                                    382,200               438,899
      Accrued salaries, wages and commissions                                                    22,223                27,011
      Restructuring costs                                                                        10,040                15,575
      Other accrued expenses                                                                     97,508                59,000
                                                                                         ---------------         -------------
              Total current liabilities                                                         523,961               579,692
                                                                                         ---------------         -------------

Long-Term Debt                                                                                  595,792                21,097

Notes and Advances Payable to IKON                                                                  517               553,700

Other Liabilities
      Deferred taxes                                                                             47,201                54,462
      Restructuring costs                                                                        11,000                13,896
      Other long-term liabilities                                                                43,144                33,366
                                                                                         ---------------         -------------
                                                                                                101,345               101,724
                                                                                         ---------------         -------------

Stockholders' Equity
      Common stock, 3/31/97 - par value $.001, authorized - 250,000,000 shares, issued and outstanding - 67,110,094 shares; 9/30/96 - par value $.01,
         authorized - 10,000,000 shares, issued and outstanding - 100,000 shares                     67                     1
      Additional paid in capital                                                                780,196               778,444
      Retained earnings                                                                         198,739               181,458
      Foreign currency translation adjustments                                                  (31,202)              (24,402)
                                                                                         ---------------         -------------
                                                                                                947,800               935,501
                                                                                         ---------------         -------------

                                                                                        $     2,169,415         $   2,191,714
                                                                                         ===============         =============


See notes to condensed consolidated financial statements.

                            UNISOURCE WORLDWIDE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)


                                          Three Months Ended                      Six Months Ended
                                              March 31,                                March 31,
                                    ---------------------------------      ------------------------------
                                         1997                1996               1997             1996
                                    -------------      --------------      -------------    -------------
Revenues                          $    1,715,908     $     1,746,821     $    3,444,441   $    3,462,986
                                    -------------      --------------      -------------    -------------

Costs and Expenses
Cost of goods sold                     1,423,929           1,457,099          2,852,358        2,903,800
Selling and administrative               263,040             234,440            518,040          453,717
                                    -------------      --------------      -------------    -------------
                                       1,686,969           1,691,539          3,370,398        3,357,517
                                    -------------      --------------      -------------    -------------

Income from operations                    28,939              55,282             74,043          105,469
Interest expense                          10,030               8,169             20,391           15,074
                                    -------------      --------------      -------------    -------------
Income before taxes                       18,909              47,113             53,652           90,395
Provision for income taxes                 8,361              18,482             22,953           35,535
                                    -------------      --------------      -------------    -------------

Net income                        $       10,548     $        28,631     $       30,699   $       54,860
                                    =============      ==============      =============    =============

Earnings Per Share                         $0.16                                  $0.45

Pro Forma Earnings Per Share                                   $0.41                               $0.76

Shares Outstanding                        67,957              67,576             67,813           67,576


See notes to condensed consolidated financial statements.

                            UNISOURCE WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Six Months Ended March 31,
                                                                                       --------------------------------------
                                                                                            1997                    1996
                                                                                       -------------           --------------
Operating Activities
      Net income                                                                       $      30,699           $       54,860
      Additions (deductions) to reconcile net income
          to net cash provided by operating activities:
              Depreciation                                                                    15,081                   12,839
              Amortization                                                                     8,196                    5,507
              Provision for losses on accounts receivable                                      9,846                    6,404
              Payments for restructuring costs                                                (8,431)                 (24,961)
              Changes in operating assets and liabilities, net of effects from acquisitions:
                      Decrease in accounts receivable                                         29,031                  119,948
                      Decrease in inventories                                                  8,178                   40,761
                      Decrease in prepaid expenses                                             4,928                    3,917
                      Decrease in accounts payable and
                          accrued expenses                                                   (22,197)                (153,171)
              Miscellaneous                                                                   (1,012)                  (2,705)
                                                                                       -------------           --------------
Net cash provided by operating activities                                                     74,319                   63,399
                                                                                       -------------           --------------

Investing Activities
      Proceeds from the sale of property and equipment                                         5,814                    2,755
      Collection of notes receivable                                                          21,105                   -
      Cost of companies acquired, net of cash acquired                                       (16,766)                (115,910)
      Expenditures for property and equipment                                                (13,103)                 (21,170)
      Deferred cost expenditures                                                             (25,645)                 (33,643)
                                                                                       -------------           --------------
Net cash used in investing activities                                                        (28,595)                (167,968)
                                                                                       -------------           --------------

Financing Activities
      Debt repayments                                                                        (38,748)                 (40,420)
      Proceeds from revolving credit facility borrowings, net                                586,110                   -
      (Repayments to) proceeds from IKON                                                    (553,183)                 142,952
      Payment of dividends                                                                   (13,418)                  -
                                                                                       -------------           --------------
Net cash (used in) provided by financing activities                                          (19,239)                 102,532
                                                                                       -------------           --------------

Net increase (decrease) in cash                                                               26,485                   (2,037)
Cash at beginning of year                                                                     14,596                   23,657
                                                                                       -------------           --------------
Cash at end of period                                                                  $      41,081           $       21,620
                                                                                       =============           ==============


See notes to condensed consolidated financial statements.

                            UNISOURCE WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

Note 1:  Spin-off and Basis of Presentation
         ----------------------------------

        Effective December 31, 1996, one share of Unisource Worldwide, Inc. (the "Company" or "Unisource") common stock was distributed to holders of Alco Standard Corporation ("Alco") common stock for every two shares of Alco common stock owned at the established record date (the "Spin-off"). Effective January 23, 1997, Alco changed its name to IKON Office Solutions, Inc. ("IKON"). At the time of the Spin-off, the Company became a separate publicly owned company.

        The unaudited condensed consolidated financial statements included herein, for periods prior to December 31, 1996, have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from Alco's historical financial statements, except that the method of allocation of general corporate expenses has been changed to more appropriately reflect the Company's actual use of corporate services. Alco's interest expense on consolidated borrowings for the three and six month periods ended March 31, 1996 was allocated to Unisource based on the relationship of its net assets to consolidated Alco net assets. The Company's interest expense for the three and six month periods ended March 31, 1997 was based on its actual borrowings, including notes and advances payable to IKON and borrowings under the Company's credit facility described in Note 2.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Form 10 Registration Statement that became effective November 26, 1996.

Note 2:  Debt
         ----

        On November 22, 1996, the Company entered into a $1,000,000,000 five-year unsecured revolving credit facility. The credit facility includes multicurrency options for up to $100,000,000 in Pounds Sterling, Deutsche Marks and French Francs and a $100,000,000 subfacility for Canadian dollar loans. Borrowings under the revolver bear interest at either the Alternate Base Rate (as defined) or LIBOR plus a spread equal to 18.5 basis points during the initial six months of the credit facility. After the initial six month period, the LIBOR spread will range from 14.5 to 30 basis points, depending on certain financial ratios or credit ratings. The credit facility provides for certain fees, including a facility fee and utilization fee. The facility fee ranges from 8 to 15 basis points per annum on the full amount of the credit facility, determined in a manner consistent with the LIBOR spread described above. A utilization fee of 5 basis points per annum accrues on the aggregate amount of all loans outstanding during the initial six months of the credit facility, and 5 basis points per annum thereafter each day the aggregate amount of all loans under the credit facility exceeds two-thirds of the aggregate commitment. The credit facility includes financial covenants requiring a ratio of funded debt to capitalization of less than 55% and a minimum net worth of $745,000,000 plus 50% of consolidated net income (without deduction for losses) after the date of the credit facility.

        The amount outstanding under this facility at March 31, 1997 was $586,110,000. The majority of these proceeds were used to repay intercompany debt to IKON in conjunction with the Spin-off.

Note 3:  Earnings Per Share and Pro Forma Earnings Per Share
         ---------------------------------------------------

        Earnings per share for the three month period ended March 31, 1997 was calculated based on the weighted average number of Company shares issued and outstanding for the quarter, plus the dilutive effect of stock options. Earnings per share for the six month period ended March 31, 1997 was calculated based upon the weighted average number of Company shares issued and outstanding for the period December 31, 1996 ("Spin-off" date) through March 31, 1997, plus the dilutive effect of stock options.

        Pro Forma earnings per share for the three and six month periods ended March 31, 1996 includes additional pro forma interest expense of $1,763,000 ($1,084,000 net of tax), and $5,504,000 ($3,343,000 net of tax), respectively, which assumes that the Spin-off occurred on October 1, 1995. The share base utilized for the pro forma earnings per share computation is based on the number of Company shares issued and outstanding as of December 31, 1996, plus the dilutive effect of stock options.

Item 2: Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition and Liquidity
        ---------------------------------

                              Results of Operations
                              ---------------------
Revenues and income before taxes for the three and six month periods ended March 31, 1997 compared to the three and six month periods ended March 31, 1996 were as follows:

                                         Three Months Ended March 31                          Six Months Ended March 31
                                         ---------------------------                          -------------------------
   ($'s in millions)                     1997        1996       % Change                     1997        1996      % Change
                                         ----        ----       --------                     ----        ----      -------
Revenues                                $1,715.9    $1,746.8      (1.8)%                    $3,444.4    $3,462.9      (.5)%
                                        ========    ========                                ========    ========
Gross Profit                               291.9       289.7        .8 %                       592.1       559.2      5.9 %

Selling and
Administrative Expense                     263.0       234.4      12.2 %                       518.0       453.7     14.2 %
                                        --------    --------                                --------    --------
Operating Income                            28.9        55.3     (47.7)%                        74.1       105.5    (29.8)%

Interest Expense                            10.0         8.2      22.8 %                        20.4        15.1     35.3 %
                                        --------    --------                                --------    --------
Income Before Taxes                     $   18.9    $   47.1     (59.9)%                    $   53.7    $   90.4    (40.6)%
                                        ========    ========                                ========    ========


QUARTER ENDED MARCH 31, 1997:

Revenues decreased $30.9 million, or 1.8%, to $1.72 billion in the second quarter of fiscal 1997 as compared to the same period in fiscal 1996. The change is due to an increase of $87 million associated with current and prior year acquisitions, which were offset by a decline of $117.9 million in base operations. The decline in base operations is principally due to an estimated decrease in average paper prices of 12% for the quarter, as compared to the same period last year. This price deflation was partially offset by volume gains in the base operations.

Gross margins increased by $2.2 million, or .8%, to $291.9 million in the second quarter of fiscal 1997, as compared to the same period in fiscal 1996. This change is due to an increase of $23.0 million associated with current and prior year acquisitions, offset by a decline of $20.8 million in base operations. Gross margin as a percentage of revenues rose to 17% from 16.6% for the three month period, due to lower costs from suppliers for many products and higher gross margin percentages generated by acquired companies.

Selling and administrative expense increased by $28.6 million, or 12.2%, in the second quarter of fiscal 1997, when compared with the corresponding period of fiscal 1996. The increase is primarily attributable to costs associated with current and prior year acquisitions along with expenditures associated with the implementation of the new information technology system.

Operating income decreased $26.4 million, or 47.7%, for the quarter compared to the prior year's quarter. Current and prior year acquisitions contributed an incremental $1.9 million of operating income for the three month period. Operating income from base operations declined $28.3 million for the three month period primarily due to paper price declines and expenses related to the implementation of the new information technology system, which were partially offset by improvement in gross margin percentages and volume increases. Operating margins were 1.7% for the quarter, compared to 3.2% for the corresponding period of fiscal 1996.

Interest expense increased by $1.8 million during the quarter as compared to the same period of the prior year. The increase was attributable to higher average outstanding borrowings due to the recapitalization of the Company as of September 30, 1996 in anticipation of the Spin-off from Alco Standard Corporation. The $8.2 million of interest expense for the respective three month period of fiscal 1996 represents an allocation of Alco's outside interest expense based on the relationship of the Company's net assets to Alco's net assets, plus interest expense associated with direct indebtedness of the Company, which was not significant. Interest expense on a pro forma basis for the three month period of fiscal 1996 was $10.0 million, assuming that the Spin-off occurred on October 1, 1995.

Foreign Operations

Revenues from foreign operations decreased $8.8 million to $218.9 million for the three month period ended March 31, 1997, as compared to the same period of fiscal 1996. Revenues from Canadian operations decreased $13 million to $180.7 million, while revenues from Mexican operations increased $5.1 million to $26.6 million. The decrease in Canadian revenues was attributable to declining paper prices, while the increase in Mexico was the result of acquisitions, which was partially mitigated by lower paper prices. Also, revenues from the foreign sales offices (Vienna and Hong Kong) decreased $.9 million to $11.6 million for the three month period.

Operating income from foreign operations decreased $.9 million to $7.8 million for the three month period ended March 31, 1997, as compared to the same period of fiscal 1996. Canadian operating income decreased $.7 million to $6.4 million for the three month period ended March 31, 1997, primarily due to lower paper prices. Mexican operating income was essentially flat at $1.2 million for the three month period, as compared to the corresponding period of the prior year, with the increase from acquisitions being offset by a decline in paper prices. The foreign sales offices operating income decreased by $.1 million for the quarter.

There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the period as compared to the same period of the prior fiscal year.

SIX MONTHS ENDED MARCH 31, 1997:

Revenues for this period decreased $18.5 million, or .5%, to $3.44 billion, as compared to the same period in fiscal 1996. The decrease was due to increases associated with current and prior year acquisitions of $239 million, which were offset by revenue declines of $257.5 million in base operations for the six month period ended March 31, 1997. The decline in base operations is principally due to an estimated decrease in average paper prices of 14%, as compared to the same period last year. This price deflation was partially offset by volume gains in the base operations.

Gross margins for this period increased by $32.9 million, or 5.9%, as compared to the same period in fiscal 1996. This change is due to an increase of $62.8 million associated with current and prior year acquisitions, offset by declines of $29.9 million in base operations for the six month period ended March 31, 1997. Gross margin as a percentage of revenues rose to 17.2% from 16.1% for the six month period, due to lower costs from suppliers for many products and higher margin percentages generated by acquired companies.

Selling and administrative expense increased by $64.3 million, or 14.2%, for the six month period ended March 31, 1997, when compared with the corresponding period of fiscal 1996. The increase is primarily attributable to costs associated with current and prior year acquisitions along with expenditures associated with the implementation of the new information technology system.

Operating income for the six month period decreased $31.4 million, or 29.8%, as compared to the same period of fiscal 1996. Current and prior year acquisitions contributed an incremental $11.7 million of operating income. Operating income from base operations declined $43.1 million for the six month period, primarily due to paper price declines and expenses related to the implementation of the new information technology system, which were partially offset by improvement in gross margin percentages and volume increases. Operating margins were 2.1%, compared to 3.0% for the corresponding six month period of fiscal 1996.

Interest expense increased by $5.3 million as compared to the first six months of fiscal 1996. The increase was attributable to higher average outstanding borrowings due to the recapitalization of the Company as of September 30, 1996 in anticipation of the Spin-off from Alco Standard Corporation. The $15.1 million of interest expense for the six month period of fiscal 1996 represents an allocation of Alco's outside interest expense based on the relationship of the Company's net assets to Alco's net assets, plus interest expense associated with direct indebtedness of the Company, which was not significant. Interest expense on a pro forma basis for the six month period of fiscal 1996 was $20.6 million, assuming that the Spin-off occurred on October 1, 1995.

Foreign Operations

Revenues from foreign operations decreased $7.7 million to $435.0 million for the six month period ended March 31, 1997, as compared to the same period of fiscal 1996. Revenues from Canadian operations decreased $26.7 million to $362.7 million, while revenues from Mexican operations increased $18.8 million to $53.5 million. The decrease in Canadian revenues was attributable to declining paper prices, while the increase in Mexico was the result of acquisitions, which was partially mitigated by lower paper prices. Also, revenues from the foreign sales offices (Vienna and Hong Kong) increased $.2 million to $18.8 million for the six month period ended March 31, 1997.

Operating income from foreign operations decreased $3.3 million to $15.0 million for the six month period, as compared to the same period of fiscal 1996. Canadian operating income decreased $2.7 million to $12.7 million, primarily due to lower paper prices. Mexican operating income was flat at $2.6 million, with the increase from acquisitions being offset by a decline in paper prices. The foreign sales offices operating income decreased by $.5 million for the six month period ended March 31, 1997.

There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

Financial Condition and Liquidity
---------------------------------

Net cash provided by operating activities for the first six months of fiscal 1997 was $74.3 million. Included in operating activities were cash expenditures of $8.4 million in connection with the Company's $50 million restructuring program initiated in the third quarter of fiscal 1996. Remaining restructuring cash expenditures are estimated at $21 million. During the same period $28.6 million in cash was used for investing activities which included deferred cost expenditures of $25.6 million principally associated with the continuing development of the Company's new information technology system, capital expenditures of $13.1 million and expenditures for acquisitions of $16.8 million. Investing activity expenditures were partially offset by proceeds received from the sale of property and the collection of notes receivable. Cash used in financing activities of $19.2 million included net proceeds received from borrowings under the Company's credit facility of $586.1 million offset by a $553.2 million net debt repayment to IKON, $38.7 million of other third party debt payments, and a dividend payment of $13.4 million.

On March 31, 1997, total debt of $608 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of March 31, 1997, of which $413.9 million was unused and available.

The Company's shelf registration for 5 million shares of common stock was effective as of May 8, 1997 and will be primarily used for acquisitions.

In May 1997, the Company declared a dividend on its Common Stock of $.20 per share payable on June 10, 1997 to shareholders of record on May 21, 1997.

The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital and deferred cost expenditures, acquisitions, other cash requirements, and future dividends.

The preceding sentence is a forward looking statement based upon management's current plans and expectations and is subject to a number of uncertainties and risks that could cause actual results to differ materially. Such uncertainties and risks include changes in pulp and paper prices and market conditions within the Company's businesses, delays or difficulties associated with systems implementation programs, debt service requirements, and the availability of, and ability to close, acquisition opportunities on terms acceptable to the Company. For further detail and information concerning the foregoing, please consult the "Forward-Looking Information" and "Risk Factors" sections of the Company's Information Statement dated November 26, 1996 that is included as part of its Registration Statement on Form 10.

                          PART II. - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                                                                        Page No.
-----------------------------------------                                                                        --------
       (a)  The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

                Exhibit No. (27) Financial Data Schedule.                                                           16


       (b)  Reports on Form 8-K

                The following reports on Form 8-K were filed by the Company prior to                                -
                the filing of this Form 10-Q:


                                                             Financial
                             Item Reported                Statement Filed        Date of Report         File Date
                             -------------                ---------------        --------------         ---------
               Press release disclosing comments on
               preliminary financial results for the          Not
               second quarter of fiscal 1997               Applicable            March 19, 1997       March 24, 1997



               Press release disclosing second quarter        Not
               fiscal 1997 financial results               Applicable            April 15, 1997       April 18, 1997



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.



                                        UNISOURCE WORLDWIDE, INC.



Date:      May 15, 1997                 /s/ Robert M. McLaughlin
                                        ------------------------
                                        Robert M. McLaughlin
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit Number
--------------


           (27)      Financial Data Schedule.