Form 10-Q
period 1997-06-30
UNISOURCE WORLDWIDE INC
filed 1997-08-14
CIK 1027282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
                                           -------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number      1-14482
                          -----------

                          UNISOURCE  WORLDWIDE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                          13-5369500
-------------------                                          -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    740 Springdale Drive, Exton, PA  19341
                    P.O. Box 3000-0935, Berwyn, PA   19312
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 296-4470
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                 825 Duportail Road, Wayne, Pennsylvania 19087
                P.O. Box 958, Valley Forge, Pennsylvania 19482
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____
    -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

Common Stock, par value $0.001                                 67,101,116 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.

PART I.  FINANCIAL INFORMATION                                             Page No.
------------------------------                                             --------

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -- June 30, 1997         3-4
              and September 30, 1996

              Condensed Consolidated Statements of Income--Three and Nine     5
              Month Periods Ended June 30, 1997 and June 30, 1996

              Condensed Consolidated Statements of Cash Flows -- Nine         6
              Month Periods Ended June 30, 1997 and June 30, 1996

              Notes to Condensed Consolidated Financial Statements--         7-8
              June 30, 1997

  Item 2.     Management's Discussion and Analysis of Results               9-13
              of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------

  Item 6.     Exhibits and Reports on Form 8-K                               14



SIGNATURES                                                                   15
----------



INDEX TO EXHIBITS                                                            16
-----------------

                         PART I. FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------


                          UNISOURCE  WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)

                                                        JUNE 30,   SEPTEMBER 30,
ASSETS                                                   1997           1996
------                                              -------------  -------------
CURRENT ASSETS
  Cash                                               $     59,318   $     14,596
  Accounts receivable, net                                753,124        790,818
  Inventories                                             472,138        470,217
  Prepaid expenses and deferred taxes                      44,831         54,853
                                                      -----------    -----------
    Total current assets                                1,329,411      1,330,484
                                                      -----------    -----------


LONG-TERM RECEIVABLES                                       7,489         21,890

PROPERTY AND EQUIPMENT, AT COST                           409,632        396,681
  Less accumulated depreciation                           194,401        172,513
                                                      -----------    -----------
                                                          215,231        224,168
                                                      -----------    -----------


GOODWILL                                                  542,712        509,850

DEFERRED COSTS AND OTHER ASSETS                           143,171        105,322
                                                      -----------    -----------

                                                     $  2,238,014   $  2,191,714
                                                      ===========    ===========

See notes to condensed consolidated financial statements.

                          UNISOURCE  WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)

                                                                            JUNE 30,      SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1997             1996
------------------------------------                                     --------------  --------------
CURRENT LIABILITIES
  Current portion of long-term debt                                       $        644    $        840
  Notes payable                                                                 28,151          38,367
  Trade accounts payable                                                       412,163         438,899
  Accrued salaries, wages and commissions                                       24,809          27,011
  Restructuring costs                                                            9,973          15,575
  Other accrued expenses                                                        98,156          59,000
                                                                           -----------     -----------
      Total current liabilities                                                573,896         579,692
                                                                           -----------     -----------

LONG-TERM DEBT                                                                 627,142          21,097

NOTES AND ADVANCES PAYABLE TO IKON                                                   -         553,700

OTHER LIABILITIES
  Deferred taxes                                                                49,735          54,462
  Restructuring costs                                                            8,000          13,896
  Other long-term liabilities                                                   33,231          33,366
                                                                           -----------     -----------
                                                                                90,966         101,724
                                                                           -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock, 6/30/97 - par value $.001, authorized - 250,000,000 shares, issued and outstanding  - 67,096,663 shares; 9/30/96 -
    par value $.01, authorized - 10,000,000 shares, issued and
    outstanding - 100,000 shares                                                    67               1
  Additional paid in capital                                                   779,079         778,444
  Retained earnings                                                            197,818         181,458
  Foreign currency translation adjustments                                     (30,954)        (24,402)
                                                                           -----------     -----------
                                                                               946,010         935,501
                                                                           -----------     -----------

                                                                          $  2,238,014    $  2,191,714
                                                                           ===========     ===========

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      JUNE 30                         JUNE 30
                                           -----------------------------    ------------------------------
                                               1997             1996            1997             1996
                                           ------------      -----------    ------------      ------------
REVENUES                                  $   1,764,041     $  1,748,732   $   5,208,482     $   5,211,718
                                           ------------      -----------    ------------      ------------

COSTS AND EXPENSES
Cost of goods sold                            1,469,633        1,457,268       4,321,991         4,361,068
Selling and administrative                      261,683          239,407         779,723           693,124
Restructuring costs                                   -           50,000               -            50,000
                                           ------------      -----------    ------------      ------------
                                              1,731,316        1,746,675       5,101,714         5,104,192
                                           ------------      -----------    ------------      ------------

INCOME FROM OPERATIONS                           32,725            2,057         106,768           107,526
INTEREST EXPENSE                                 10,541            7,878          30,932            22,952
                                           ------------      -----------    ------------      ------------
INCOME (LOSS) BEFORE TAXES                       22,184           (5,821)         75,836            84,574
PROVISION FOR INCOME TAXES                        9,650              172          32,603            35,707
                                           ------------      -----------    ------------      ------------

NET INCOME (LOSS)                         $      12,534     $     (5,993)  $      43,233     $      48,867
                                           ============      ===========    ============      ============



EARNINGS PER SHARE                                $0.19                            $0.64

PRO FORMA (LOSS) EARNINGS                                         ($0.11)                            $0.65
  PER SHARE

SHARES  OUTSTANDING                              67,533           67,576          67,735            67,576


See notes to condensed consolidated financial statements.

                          UNISOURCE  WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           NINE MONTHS ENDED JUNE 30,
                                                                        --------------------------------
                                                                             1997             1996
                                                                        --------------------------------
OPERATING ACTIVITIES
  Net income                                                            $       43,233      $    48,867
  Additions (deductions) to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                              22,582           20,889
      Amortization                                                              12,474            8,885
      Provision for losses on accounts receivable                               13,657           11,237
      Provision (payments) for restructuring costs                             (11,498)          17,771
      Changes in operating assets and liabilities, net
        of effects from acquisitions:
          Decrease in accounts receivable                                       27,323          138,879
          Decrease in inventories                                                4,269           39,783
          Decrease in prepaid expenses                                          10,961            3,834
          Increase (decrease) in accounts payable
            and accrued expenses                                                 1,986         (153,060)
      Miscellaneous                                                             (4,791)          (4,120)
                                                                        --------------      -----------
Net cash provided by operating activities                                      120,196          132,965
                                                                        --------------      -----------

INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment                               7,823            6,739
  Collection of notes receivable                                                21,577                -
  Cost of companies acquired, net of cash acquired                             (51,017)        (181,175)
  Expenditures for property and equipment                                      (21,070)         (27,152)
  Deferred cost expenditures                                                   (37,462)         (45,626)
                                                                        --------------      -----------
Net cash used in investing activities                                          (80,149)        (247,214)
                                                                        --------------      -----------

FINANCING ACTIVITIES
  Debt repayments                                                              (38,154)         (48,151)
  Proceeds from borrowings under credit facilities, net                        624,600                -
  (Repayments to) proceeds from IKON                                          (553,700)         152,427
  Payment of dividends                                                         (26,873)               -
  Purchase of treasury shares                                                   (2,864)               -
  Sale of treasury shares                                                        1,666                -
                                                                        --------------      -----------
Net cash provided by financing activities                                        4,675          104,276
                                                                        --------------      -----------

NET INCREASE (DECREASE) IN CASH                                                 44,722           (9,973)
CASH AT BEGINNING OF YEAR                                                       14,596           23,657
                                                                        --------------      -----------
CASH AT END OF PERIOD                                                   $       59,318      $    13,684
                                                                        ==============      ===========

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

     The unaudited condensed consolidated financial statements included herein, for periods prior to December 31, 1996, have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from Alco's historical financial statements, except that the method of allocation of general corporate expenses has been changed to more appropriately reflect the Company's actual use of corporate services. Alco's interest expense on consolidated borrowings for the three and nine month periods ended June 30, 1996 was allocated to Unisource based on the relationship of its net assets to consolidated Alco net assets. The Company's interest expense for the three and nine month periods ended June 30, 1997 was based on its actual borrowings, including notes and advances payable to IKON and borrowings under the Company's credit facility described in Note 2.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in its Form 10 Registration Statement that became effective November 26, 1996.

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

     The amount outstanding under this facility at June 30, 1997 was $574,600,000. The majority of these proceeds were used to repay intercompany debt to IKON in conjunction with the Spin-off.

     Total debt as of June 30, 1997 was $655,937,000, which consisted of $574,600,000 outstanding under the credit facility (discussed above), $50,000,000 outstanding under an uncommitted short term line of credit and $31,337,000 representing other notes and long term obligations.

Note 3:  Earnings Per Share and Pro Forma Earnings Per Share
         ---------------------------------------------------

     Earnings per share for the three month period ended June 30, 1997 was calculated based on the weighted average number of Company shares issued and outstanding for the quarter, plus the dilutive effect of stock options. Earnings per share for the nine month period ended June 30, 1997 was calculated based upon the weighted average number of Company shares issued and outstanding for the period December 31, 1996 ("Spin-off" date) through June 30, 1997, plus the dilutive effect of stock options.

     Pro Forma earnings per share for the three and nine month periods ended June 30, 1996 includes additional pro forma interest expense of $2,133,000 ($1,270,000 net of tax), and $7,637,000 ($4,613,000 net of tax), respectively, which assumes that the Spin-off occurred on October 1, 1995. The share base utilized for the pro forma earnings per share computation is based on the number of Company shares issued and outstanding as of December 31, 1996, plus the dilutive effect of stock options.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues and income before taxes for the three and nine month periods ended June 30, 1997 compared to the three and nine month periods ended June 30, 1996 were as follows:

                                Three Months Ended June 30      Nine Months Ended June 30
                              ------------------------------  -----------------------------
($'s in millions)               1997      1996     % Change     1997      1996    % Change
                              --------  ---------  ---------  --------  --------  ---------
Revenues                      $1,764.0  $1,748.7         .9%  $5,208.5  $5,211.7         -
                              ========  ========              ========  ========
Gross Profit                     294.4     291.5        1.0%     886.5     850.6       4.2%
Selling and
  Administrative Expense         261.7     239.4        9.3%     779.7     693.1      12.5%
Restructuring Charge                 -      50.0         NM          -      50.0        NM
                              --------  --------              --------  --------
Operating Income                  32.7       2.1         NM      106.8     107.5      (.7)%
Interest Expense                  10.5       7.9       32.9%      31.0      22.9      35.3%
                              --------  --------              --------  --------
Income (Loss) Before Taxes    $   22.2  $   (5.8)        NM   $   75.8  $   84.6    (10.4)%
                              ========  ========              ========  ========

     NM = Not meaningful

QUARTER ENDED JUNE 30, 1997:

Revenues increased $15.3 million, or .9%, to $1.76 billion in the third quarter of fiscal 1997 as compared to the same period in fiscal 1996. The change is due to an increase of $64.6 million associated with current and prior year acquisitions, which were offset by a decline of $49.3 million in base operations. The decline in base operations is principally due to an estimated average decrease in pricing of 4% for the quarter, as compared to the same period last year. This price deflation was partially offset by volume gains in the base operations.

Gross profit increased by $2.9 million, or 1.0%, to $294.4 million in the third quarter of fiscal 1997, as compared to the same period in fiscal 1996. This change is due to an increase of $17.4 million associated with current and prior year acquisitions, offset by a decline of $14.5 million in base operations. Gross profit as a percentage of revenues for the three month periods remained level at 16.7% with higher gross margin percentages generated by acquired companies offsetting slight margin compression in base operations.

Selling and administrative expense increased by $22.3 million, or 9.3%, in the third quarter of fiscal 1997, when compared with the corresponding period of fiscal 1996. The increase is primarily attributable to costs associated with current and prior year acquisitions along with expenditures associated with the implementation of the Company's new information technology system referred to as NADS (North American Distribution System). In fiscal 1998, the Company expects to implement NADS at multiple sites. Incremental expense of approximately $35 million is estimated in fiscal 1998 related to the operation, rollout and amortization of deferred costs associated with NADS. Such costs are expected to be significantly offset by cost reduction programs implemented by the Company during the third quarter of fiscal 1997.

Operating income increased $30.6 million for the quarter compared to the prior year's quarter, primarily due to a $50 million restructuring charge recorded in the third quarter of the prior fiscal year. The restructuring charge pertains to costs associated with the regional realignment from ten to five U.S. regions and related facility closure and severance costs. Excluding the impact of the restructuring charge, operating income for the quarter decreased by $19.4 million as compared to the prior year's quarter. Operating income from base operations declined $22.6 million for the three month period primarily due to paper and supply system price declines and expenses related to the implementation of NADS, which were partially offset by higher margin percentages from our acquisitions and volume increases. Operating margins were 1.9% for the quarter, compared to 3.0% for the corresponding period of fiscal 1996 (excluding the restructuring charge).

Interest expense increased by $2.6 million to $10.5 million during the quarter as compared to the same period of the prior year. The increase was attributable to higher average outstanding borrowings due to the recapitalization of the Company as of September 30, 1996 in anticipation of the Spin-off (see Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements.) The $7.9 million of interest expense for the respective three month period of fiscal 1996 represents an allocation of Alco's outside interest expense based on the relationship of the Company's net assets to Alco's net assets, plus interest expense associated with direct indebtedness of the Company, which was not significant. Interest expense on a pro forma basis for the three month period of fiscal 1996 was $10.0 million, assuming that the Spin-off occurred on October 1, 1995.

Foreign Operations

Revenues from foreign operations decreased $9.6 million to $226.6 million for the three month period ended June 30, 1997, as compared to the same period of fiscal 1996. Revenues from Canadian operations decreased $4.7 million to $189.6 million, while revenues from Mexican operations increased $10.0 million to $30.8 million. The decrease in Canadian revenues was attributable to declining paper prices, while the increase in Mexico was the result of acquisitions, which was partially offset by lower paper prices. Also, revenues from the foreign sales offices (Vienna and Hong Kong) decreased $14.9 million to $6.2 million for the three month period. Fiscal 1996 revenues benefited from sales generated from a supplier's excess inventory which did not recur in fiscal 1997.

Operating income from foreign operations decreased $.7 million to $9.9 million for the three month period ended June 30, 1997, as compared to the same period of fiscal 1996. Canadian operating income was essentially flat at $8.4 million for the three month period ended June 30, 1997, despite lower paper prices. Mexican operating income increased $.3 million for the three month period, as compared to the corresponding period of the prior year, with the increase from acquisitions offsetting a decline in paper prices. The foreign sales offices operating income decreased by $.9 million for the quarter, as a result of the decrease in volume.

There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the period as compared to the same period of the prior fiscal year.

NINE MONTHS ENDED JUNE 30, 1997:

Revenues for this period decreased $3.2 million to $5.208 billion, as compared to the same period in fiscal 1996. The decrease was due to revenue declines of $306.8 million in base operations for the nine month period ended June 30, 1997, which were substantially offset by increases associated with current and prior year acquisitions of $303.6 million. The decline in base operations is principally due to an estimated decrease in pricing of 9%, partially offset by volume gains.

Gross profit for this period increased by $35.9 million, or 4.2%, as compared to the same period in fiscal 1996. This change is due to an increase of $80.3 million associated with current and prior year acquisitions, offset by declines of $44.4 million in base operations for the nine month period ended June 30, 1997. Gross profit as a percentage of revenues rose to 17.0% from 16.3% for the nine month period due to higher margin percentages generated by acquired companies and lower costs from suppliers for many products.


Selling and administrative expense increased by $86.6 million, or 12.5%, for the nine month period ended June 30, 1997, when compared with the corresponding period of fiscal 1996. The increase is primarily attributable to costs associated with current and prior year acquisitions along with costs associated with the implementation of NADS (see "Quarter Ended June 30, 1997" at page 9 for further discussion of NADS implementation).

Operating income for the nine month period decreased $.7 million, as compared to the same period of fiscal 1996. Excluding the $50 million restructuring charge recorded in the third quarter of fiscal 1996, operating income decreased $50.7 million or 32.2%. This decrease in operating income was due to a $65.4 million decrease in base operations, which was offset by a $14.7 million increase in operating income as a result of current and prior year acquisitions. The decrease in base operations was primarily due to a decrease in paper and supply system pricing and expenses related to the implementation of NADS, which were partially offset by improvement in gross profit percentages and volume increases. Operating margins were 2.1%, compared to 3.0% for the corresponding nine month period of fiscal 1996 (excluding the restructuring charge).

Interest expense increased by $8.1 million to $30.9 million as compared to the corresponding nine month period of fiscal 1996. The increase was attributable to higher average outstanding borrowings due to the recapitalization of the Company as of September 30, 1996 in anticipation of the Spin-off. The $22.9 million of interest expense for the nine month period of fiscal 1996 represents an allocation of Alco's outside interest expense based on the relationship of the Company's net assets to Alco's net assets, plus interest expense associated with direct indebtedness of the Company, which was not significant. Interest expense on a pro forma basis for the nine month period of fiscal 1996 was $30.5 million, assuming that the Spin-off occurred on October 1, 1995.

Foreign Operations

Revenues from foreign operations decreased $17.4 million to $661.6 million for the nine month period ended June 30, 1997, as compared to the same period of fiscal 1996. Revenues from Canadian operations decreased $31.4 million to $552.3 million, while revenues from Mexican operations increased $28.8 million to $84.3 million. The decrease in Canadian revenues was attributable to declining paper prices, while the increase in Mexico was the result of acquisitions, which was partially offset by lower paper prices. Also, revenues from the foreign sales offices (Vienna and Hong Kong) decreased $14.8 million to $25.0 million for the nine month period. Fiscal 1996 revenues benefited from sales generated from a supplier's excess inventory which did not recur in fiscal 1997.

Operating income from foreign operations decreased $4.0 million to $24.9 million for the nine month period, as compared to the same period of fiscal 1996. Canadian operating income decreased $2.8 million to $21.1 million, primarily due to lower paper prices. Mexican operating income was essentially flat at $4.2 million, with the increase from acquisitions being offset by a decline in paper prices. The foreign sales offices operating income decreased by $1.4 million for the nine month period ended June 30, 1997, primarily as a result of the decrease in volume.

There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net cash provided by operating activities for the nine month period ended June 30, 1997 was $120.2 million. Included in operating activities were cash expenditures of $11.5 million in connection with the Company's $50 million restructuring program initiated in the third quarter of fiscal 1996. Remaining restructuring cash expenditures are estimated at $18 million. During the same period $80.2 million in cash was used for investing activities which included deferred cost expenditures of $37.5 million principally associated with the continuing development of the Company's new information technology system
(NADS), capital expenditures of $21.1 million and expenditures for acquisitions of $51.0 million. Investing activity expenditures were partially offset by proceeds received from the sale of property and the collection of notes receivable. Cash provided by financing activities of $4.7 million included net proceeds received from borrowings under the Company's credit facilities of $624.6 million offset by a $553.7 million net debt repayment to IKON, $38.2 million of other third party debt payments, and dividend payments and treasury shares purchases, net, of $28.0 million.

On June 30, 1997, total debt of $655.9 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of June 30, 1997, of which $425.4 million was unused and available.

In August 1997, the Company declared a dividend on its Common Stock of $.20 per share payable on September 10, 1997 to shareholders of record on August 25, 1997.

On August 11, 1997, the Company announced that a definitive merger agreement was signed with National Sanitary Supply Company, which will become a wholly-owned subsidiary. The purchase price, including debt repayment and other considerations, totals approximately $163 million. The merger, which is subject to normal and customary conditions as well as completion of due diligence by the Company, is expected to be consummated within ninety days.

The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital and deferred cost expenditures, acquisitions, other cash requirements, and future dividends.

The preceding sentence and the other statements set forth herein with respect to anticipated cost reduction programs and the implementation of and costs associated with NADS are forward looking statements based upon management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially. Such uncertainties and risks include changes in pulp and paper prices and market conditions within the Company's businesses, delays or difficulties associated with systems implementation programs, debt service requirements, and the availability of, and ability to close, acquisition opportunities on terms acceptable to the Company. For further detail and information concerning the foregoing, please consult the "Forward-Looking Information" and "Risk Factors" sections of the Company's Information Statement dated November 26, 1996 that is included as part of its Registration Statement on Form 10.

                         PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             PAGE NO.
-----------------------------------------                             --------
   (a)  The following Exhibits are furnished pursuant to Item 601 of
        Regulation S-K:                                                   16

        Exhibit No.      Description
        -----------      -----------
           10(a)         Southpoint Five Office Building Lease
                         Agreement dated February 1, 1997 by and
                         between Terramics/Southpoint Associates V
                         Limited Partnership and Unisource
                         Worldwide, Inc., in connection with the
                         Company's principal executive offices.

           27 Article 5 FDS - Financial Data Schedule for the Nine Months Ended June 30, 1997

   (b)  Reports on Form 8-K                                                -

        The Company filed with the Securities and Exchange
        Commission a Current Report on Form 8-K, dated August 11,
        1997, with respect to Item 5 reporting on the signing of the definitive merger agreement with National Sanitary Supply
        Company.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.



                              UNISOURCE WORLDWIDE, INC.



Date:  August 14, 1997        /s/ Robert M. McLaughlin
                              ------------------------
                              Robert M. McLaughlin
                              Vice President and Controller
                              (Chief Accounting Officer)

                              INDEX  TO  EXHIBITS
                              -------------------


Exhibit Number      Description
--------------      -----------
      10(a)         Southpoint Five Office Building Lease Agreement dated
                    February 1, 1997 by and between Terramics/Southpoint
                    Associates V Limited Partnership and Unisource Worldwide,
                    Inc., in connection with the Company's principal executive offices.

      27            Article 5 FDS - Financial Data Schedule for the Nine Months
                    Ended June 30, 1997