Form 10-K
period 1997-09-30
UNISOURCE WORLDWIDE INC
filed 1997-12-17
CIK 1027282

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                   Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from      to
                                          -----  -----

                  Commission file number         1-14482
                                               -----------------

                             UNISOURCE  WORLDWIDE, INC.
                             --------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                           13-5369500
      --------                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      740 Springdale Drive, Exton, Pennsylvania 19341 (see Item 2 herein)
      -------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code   610-296-4470
                                                            ------------
          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $.001 Par Value                   New York Stock Exchange
                                              Philadelphia Stock Exchange
                                                 Chicago Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X      No
    -----       -----

On December 10, 1997, the aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant was $1,034,089,005. Such amount was calculated by excluding all shares held by directors and executive officers without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

On December 10, 1997, there were 69,026,357 shares of the registrant's Common Stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Part II - Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Items 7 and 8, inclusive.

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 are incorporated by reference in Items 10, 11, 12 and 13.

                           UNISOURCE WORLDWIDE, INC.
                                   Form 10-K
                     For the Year Ended September 30, 1997

                                                                                                     Page of
                                                                                                    Form 10-K
                                                                                                    ---------
                                     Part I

Item 1.    Business.................................................................................      3

Item 2.    Properties...............................................................................      9

Item 3.    Legal Proceedings........................................................................      9

Item 4.    Submission of Matters to a Vote of Security Holders......................................      9

Item 4.1   Executive Officers of the Registrant......................................................    10

                                    Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................    11

Item 6.    Selected Financial Data...................................................................    12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....    13

Item 8.    Financial Statements and Supplementary Data...............................................    13

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    13

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant........................................    14

Item 11.   Executive Compensation....................................................................    14

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................    14

Item 13.   Certain Relationships and Related Transactions............................................    14

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    15


                                     Part I

Item 1.  Business
         --------

Unisource Worldwide, Inc., a Delaware corporation (hereinafter referred to as "Unisource" or the "Company"), was incorporated in August 1975. Prior to December 31, 1996, Unisource was a wholly-owned subsidiary of Alco Standard Corporation ("Alco"). Effective December 31, 1996, pursuant to Alco's spin-off of Unisource, the Company became a separate public company. Also, as of January 23, 1997, Alco changed its name to, and is known as, IKON Office Solutions, Inc. ("IKON").

Unisource is the largest marketer and distributor of Printing & Imaging papers and Supply Systems in North America, with distribution facilities throughout the United States, Canada and Mexico. In fiscal 1997, Unisource generated $7.1 billion in revenues and $144.7 million in operating income. Printing & Imaging papers and Supply Systems represented the following percentages of the Company's revenues:

                                           1997       1996      1995
                                           -------------------------
    Printing & Imaging                     65%        68%       72%
    Supply Systems                         35%        32%       28%


Based on 1996 data, the Company has an estimated 17% share of the U.S. Printing & Imaging market and a 45% market share in Canada. The Company's share of the highly fragmented Supply Systems market is estimated at 8% in the U.S. and 12% in Canada.

CUSTOMERS AND PRODUCTS

Printing & Imaging encompasses the marketing and distribution of quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as corporate and retail copy centers, in-plant print facilities, government institutions and other paper-intensive businesses. The products distributed to these customers include various types of paper for catalogs, brochures, advertising supplements, annual reports, business forms and other imaging or copying requirements. In fiscal 1997, Printing & Imaging contributed approximately $4.6 billion to Unisource revenues.

Supply Systems encompasses the distribution of a broad range of paper and plastic products; sanitary maintenance supplies, equipment and service; and packaging equipment, service and supplies, principally to manufacturers, food processors, and retail and institutional customers. Products distributed include shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; packaging equipment and supplies such as carton erectors, baggers and fillers as well as films, shrink wrap and cushioning materials; sanitary maintenance equipment and supplies such as towels, tissues, can liners and sanitation chemicals; and foodservice supplies such as films and food wraps, food containers and disposable apparel for foodservice workers. In fiscal 1997, Supply Systems contributed approximately $2.5 billion to Unisource revenues.

Unisource believes that the critical factors for success in the markets in which it competes include prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services. The Company offers daily delivery to most customer locations and has the capability of delivering special orders on short notice. The Company's more than 3,600 sales and marketing representatives actively market current and new product offerings and fulfill customer requirements.

Unisource's extensive distribution network and national presence enable it to service national accounts, and the Company's large size gives it important economies of scale in purchasing and other functions.

No single customer accounted for more than 2% of Unisource's sales for its fiscal year ended September 30, 1997.

Although Unisource does not produce paper products and is not directly exposed to related production and raw material risks, the acquisition cost of paper has a direct correlation to the Company's Printing & Imaging revenues and related operating margins. In fiscal 1995, average prices for the Printing & Imaging products sold by Unisource increased by more than 24% over average 1994 levels. In fiscal 1996 and 1997, such average pricing decreased by 5% and 8%, respectively, compared to the preceding year.

DISTRIBUTION & LOGISTICS

Unisource distributes Printing & Imaging and Supply Systems products from warehouses located throughout North America. The majority of these warehouses distribute both Printing & Imaging and Supply Systems products. Supply Systems products are distributed primarily through Unisource warehouses. Printing & Imaging products are distributed through Unisource warehouses and through mill direct deliveries (i.e., deliveries directly from manufacturers to Unisource
customers).   Approximately 48% of the Company's $4.6 billion of Printing &
Imaging revenues in fiscal 1997 were effected through its own distribution facilities, and 52% were mill direct deliveries. The quantity of goods ordered and delivery lead times are the primary factors involved in determining whether an order will be filled from the warehouse or directly shipped from a mill.

STRATEGY

Unisource's long-term strategy is to leverage its distribution strengths to become a broad-based marketing and logistics company in order to:

     (i)   minimize exposure to the cyclical paper market;

     (ii) position Unisource to compete based on its ability to lower customers' overall cost of procurement rather than on individual product cost; and

     (iii) take advantage of the highly-fragmented supply systems markets.

Unisource is pursuing these objectives through the following means:

Expanded product and service offerings

Unisource intends to expand its product and service offerings to meet a broader range of customer needs and become a single source of supply for its customers. The Company has already expanded beyond Printing & Imaging papers to include a broad range of Supply Systems products, and has recently added safety equipment and supplies to its diverse offerings.

Increased Contribution from Supply Systems

Unisource is expanding through acquisitions and internal growth in the highly-fragmented Supply Systems market, which is now comprised of many small competitors that do not have the broad infrastructure, economies of scale and breadth of product line enjoyed by Unisource. Supply Systems growth will establish greater revenue balance, reduce exposure to the cyclical business trends associated with the paper industry and enhance overall gross margins.

Increased Market Share Through Segmentation

Unisource intends to increase market share through sales and marketing programs that focus on specific customer segments, offering valuable procurement solutions through a combination of products and services. Currently, the Company is focusing on four customer segments on a national basis: Printers & Publishers, Business Imaging Customers, General Manufacturers, and Food Processors. In addition, the Company services a group called Select Segments, which encompasses health care, hospitality, and other region-specific industry groups.

Each of the Company's major target customer segments has dedicated salespeople, customer service professionals and, in some instances, specialty groups dedicated to understanding the customer's business and satisfying the specific requirements of that industry group.

Expanded Sales to National Accounts

Unisource believes that its extensive distribution network, broad product range and professional customer service capabilities uniquely qualify the Company to service large multi-location customers seeking to consolidate supplier and procurement activities and lower their total cost of procurement. In fiscal 1997, Unisource had in excess of $450 million in sales to national accounts.

SOURCE OF SUPPLY

The Company's Printing & Imaging suppliers include the major North American paper producers. The Company's ten largest suppliers accounted for more than 80% of its Printing & Imaging purchases, and Unisource is one of the leading Printing & Imaging customers for each of its ten largest suppliers. Unisource does not anticipate the termination of any significant Printing & Imaging supply relationship. However, if any such termination would occur, management believes the Company would be able to arrange comparable alternative supply arrangements.

The Company has numerous Supply Systems suppliers. Currently, the Company's twenty largest suppliers represent in excess of 50% of Supply Systems product purchases and Unisource is one of the leading Supply Systems customers for most of its major suppliers. Unisource does not anticipate the termination of any significant Supply Systems relationships with any of its largest suppliers. However, if any such termination would occur, management believes the Company would be able to arrange comparable alternative supply arrangements.

COMPETITION

Unisource operates within highly competitive markets. Based on 1996 data, the Company is the largest distributor in its industry, with an estimated 17% share of the United States Printing & Imaging market and an estimated 45% share of the Canadian market. The Company's Printing & Imaging competitors include the distribution units of large paper manufacturers (e.g., International Paper's xpedx, Mead Corporation's Zellerbach and Champion International's Nationwide Papers), as well as independent local and regional distributors.

Unisource is the largest North American distributor of, and a leading
consolidator in, the Supply Systems market.   The Company has an estimated 8%
share of the U. S. market and an estimated 12% market share in Canada. Unisource competes with a large number of local and regional distributors, as well as national distributors such as xpedx and Zellerbach.

During 1995, Unisource entered the Mexican Printing & Imaging and Supply Systems distribution markets. These markets are highly fragmented.

Although Unisource's businesses are highly competitive, the Company believes that its size, strategic supply relationships and distribution and servicing capabilities have resulted in a strong competitive position in the markets in which Unisource competes. The Company competes principally on the basis of responsiveness to needs, price, quality of customer service and the range of products maintained in inventory.

International Operations

Unisource has operations in every major province of Canada and throughout Mexico. During fiscal 1997, the Company's international revenues were $903 million, including $752 million attributable to Canadian operations, $118 million attributable to Mexican operations and $33 million in revenues derived from other foreign sales offices. In fiscal 1997, foreign operations represented approximately 13% of revenues and 22% of operating income. At September 30, 1997, approximately 16% of total assets were attributable to these operations. Unisource plans to expand its presence in Canada and Mexico through internal growth and selective acquisitions.

For further information regarding international operations, see Item 8, Note 18 to the Consolidated Financial Statements of the Annual Report and Item 7, Financial Review. There are certain risks attendant to foreign operations, including, but not limited to, risks with respect to currency fluctuations and the political environment.

ACQUISITIONS AND DIVESTITURES

In fiscal 1997, Unisource acquired 14 companies with more than $550 million in annualized revenues, consisting predominantly of Supply Systems companies with approximately $495 million in revenues. The largest of these was National Sanitary Supply Company, a sanitary maintenance supply company with annual revenues in excess of $310 million, which was acquired on September 30, 1997.

In fiscal 1996, Unisource acquired 41 companies with $854 million in annualized revenues, predominantly Supply Systems companies with approximately $750 million in annualized revenues.

Unisource's current acquisition strategy includes a long-term commitment to building market share in the North American Supply Systems market in order to:

     (i) achieve greater revenue balance between Printing & Imaging and Supply Systems and reduce the Company's exposure to the cyclical paper market;

     (ii)  provide a broader range of products and services to customers; and

     (iii) leverage its distribution infrastructure to increase sales and profitability.

In October 1997, the Company divested its U.S. Grocery Supply Systems ("GSS") business. Unisource entered this business in 1993 and grew it to nearly $300 million in revenues. However, this business was unprofitable and unlikely to achieve adequate returns in the near future. Divesting this business allows the Company to redeploy those assets into other supply systems segments that the
Company believes offer the potential for better  returns.   Unisource retained
some profitable grocery business in the U.S. and will continue to operate the profitable Canadian grocery supply business. Sales to grocery stores are integrated into the core operations in Canada and represent nearly 25% of that region's supply systems revenues.

Business Transformation

Beginning in 1993, Unisource embarked on an ambitious restructuring program to transform itself from a distributor, focused principally in paper and imaging products, to a leading marketing and logistics company which provides a broad array of products and services to target customer markets. The Company's transformation program was focused on:

     (i)   unifying its business under one name -- Unisource;

     (ii)  re-engineering business processes;

     (iii) consolidating administrative and operational functions;

     (iv)  implementing a common IT system; and

     (v)   realigning our organization to focus on target market segments.

These changes were intended to allow Unisource to pursue growth in market share, improve customer convenience and service, facilitate electronic communication with suppliers and customers, increase operating efficiencies and reduce expenses.

To date, the restructuring effort has resulted in the following operating improvements:

     (i) the consolidation of 23 autonomous U.S. companies into a new streamlined structure consisting of 5 regional units;

     (ii)  the consolidation of over 100 operating divisions; and

     (iii) the consolidation of over 200 customer service departments into 11 customer service centers in the United States.

INFORMATION TECHNOLOGY SYSTEM

Since 1994, Unisource has made significant investments in the design, testing and implementation of a company-wide information systems project (North American Distribution System - "NADS"). The system was originally scheduled to begin operating in 1995, but implementation was delayed to allow for additional enhancements to the system and to better prepare the Company's field operations for installation. To date, implementation, development and operating costs of NADS have been more expensive and time consuming than originally projected. Accordingly, in October 1997, the Company commenced a three to six month in-depth study to re-evaluate its current information technology program to ensure that the program meets future requirements in a cost effective manner. While conducting this evaluation, the Company has limited its NADS implementation efforts to the four divisions serviced by its Fort Washington, Pennsylvania, Customer Service Center. Due to the implementation delay, the Company will take the required steps to make its existing computer systems Year 2000 ready, at an estimated cost in the range of $8 million to $12 million over the next two years. If such efforts are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

The potential alternatives related to the information technology program re-evaluation include, but are not limited to: (i) abandon NADS and the Systems, Applications and Products in Data Processing ("SAP") software platform; (ii) retain NADS and SAP but significantly scale back implementation until benefits in relation to costs are validated; and (iii) consolidate current legacy systems to three to four integrated non-SAP systems.

If the Company decides to abandon or significantly limit the NADS implementation, such action could result in a partial or full write-off of deferred costs associated with NADS and related information technology outsourcing agreements ($136,177,000 capitalized at September 30, 1997) and could trigger other additional contract exit and severance costs. If the Company continues with NADS implementation throughout fiscal 1998, incremental costs associated with the implementation, development and operating costs of NADS together with Year 2000 readiness costs associated with the legacy computer systems are estimated to be in the range of $31 million to $51 million.

EMPLOYEES

Unisource employs approximately 14,200 people, of whom approximately 10.5% are unionized. In the United States, approximately 9% of the Company's employees are unionized. There are 36 separate collective bargaining agreements in the U.S., with a total of eight unions covering 1,036 employees; 80% of these unionized employees are covered under collective bargaining agreements with the International Brotherhood of Teamsters. In Canada, approximately 13% of the employees are unionized under collective bargaining agreements with four unions.

Approximately 82% of Unisource's total workforce is employed in the United States, 12% of the workforce is in Canada and the remaining 6% is in Mexico. There have been no work stoppages or threatened work stoppages in recent years. Unisource believes its relations with its employees and unions are good.

PROPRIETARY MATTERS

Unisource has a number of trademarks and trade names, which the Company believes to be important to its business. However, except for the Unisource trademark, Unisource is not dependent upon any single trademark or trade name, or group of trademarks or trade names. The trademark on the Unisource name and logo is registered throughout North America and such registrations may be renewed an unlimited number of times. Other trademarks and trade names which the Company uses in its business are registered and maintained throughout North America. In addition, certain trademark registrations are maintained in other countries.

ENVIRONMENTAL REGULATION

Unisource is engaged in distribution businesses which do not generate significant hazardous wastes. Unisource's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment or the discharge of hazardous materials have not had, and are not expected to have, a material adverse effect on Unisource's capital expenditures, liquidity, earnings or competitive position.

FORWARD-LOOKING STATEMENTS

Certain statements set forth herein or incorporated by reference with respect to future operations and strategy, acquisition plans, expansion of international operations, expansion of product and service offerings, future effect of environmental regulations, and the implementation and technology outsourcing costs and plans associated with NADS and Year 2000 readiness are forward-looking statements based upon management's current plans and expectations, and are subject to a number of uncertainties and risks that could cause actual results to differ materially. Such uncertainties and risks include changes in pulp and paper prices and market conditions within the Company's businesses; delays, difficulties and costs associated with systems implementation or Year 2000 readiness programs; debt service requirements and liquidity; and availability of, and ability to close, acquisition opportunities on terms acceptable to the Company.

Item 2.  Properties
         ----------

Unisource leases its current principal executive office, located in Exton, Pennsylvania. In January 1998, the Company is scheduled to relocate to its new principal executive office which will be located at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. This new facility consists of approximately 44,000 square feet of office space.

Unisource has a total of 490 facilities in North America, consisting of 175 primary warehouses (greater than 30,000 square feet), 109 other warehouses, 134 retail locations, 11 U.S. regional customer service centers and 61 offices and other facilities. Of the total facilities, 426 are located in the United States, 31 in Canada, and 33 in Mexico. As of September 30, 1997, leased facilities comprised approximately 12.9 million square feet of space and owned facilities comprised approximately 6.0 million square feet of space.

Unisource believes that such facilities are generally suitable for present operations and adequate for current requirements. Productive capacity and extent of utilization of Unisource's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies from time to time depending upon the nature of the product that is being distributed, the degree of automation and the utilization of the labor force in the facility. Unisource believes that its facilities have the capacity, if necessary, to expand distribution capabilities to meet customer demand.

Item 3.  Legal Proceedings
         -----------------

Unisource is party to litigation arising in the ordinary course of business. Unisource does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 4.1  Executive Officers of the Registrant
          ------------------------------------

The executive officers of Unisource are as follows:



Name                     Age                 Position and Professional Experience
-----                    ---                 ------------------------------------

Ray B. Mundt............  69  Chairman and Chief Executive Officer (August 1996-Present), Unisource;
                              Chairman (1986-1995), Chief Executive Officer (1980-1993) and President
                              (1974-1988), Alco

Charles F. White........  51  President and Chief Operating Officer (August 1996-Present), Unisource;
                              President, Unisource Southeast Region (1994-1996); President, Unijax-
                              Sloan (a Unisource company) (1993-1994); President, Monarch Paper (a
                              Unisource company) (1986-1993)

Hugh G. Moulton.........  64  Executive Vice President and Chief Administrative Officer (January 1997 -
                              Present), Unisource; Executive Vice President (1992-1996), General
                              Counsel  (1979-1994), Senior Vice President - Administration (1983-1992),
                              Alco

Richard H. Bogan........  46  Senior Vice President and Chief Financial Officer (August 1997 - Present),
                              Unisource; Senior Vice President - Finance, Strategy and Information Systems
                              (1995-1997), Philip Morris Miller Brewing Division; Vice President -
                              Information Systems and Financial Analysis (1994-1995), Vice President -
                              Corporate Audit (1992-1994), Director - Corporate Audit (1986-
                              1992), Philip Morris

Thomas A. Decker........  51  Senior Vice President, General Counsel and Secretary (January 1997 -
                              Present), Unisource; Executive Vice President, Chief Operating Officer
                              and General Counsel (1996-1997),  Executive Vice President and General
                              Counsel (1994-1996),Vice President, General Counsel and Secretary
                              (1991-1994), Saint-Gobain Corporation; Vice President, General Counsel
                              and Secretary (1974-1991), Certainteed Corporation.

David L. Rhodes, Jr.....  44  Senior Vice President - Sales and Marketing (May 1997-Present), Senior
                              Vice President - Printing & Imaging (1994-1997), Unisource; President
                              (1993-1994), Unisource South Region; Vice President  - Marketing (1992-
                              1993), Unisource West Region; President  Western Area (1986-1992),
                              Zellerbach Paper Company

Kathleen M. Burns.......  45  Vice President and Treasurer (January 1997 - Present), Unisource; Vice
                              President (1994-1996) and Treasurer (1989-1996), Alco

Robert M. McLaughlin....  40  Vice President and Controller (May 1997 - Present),Controller (1993-
                              1997), Assistant Controller (1992-1993), Unisource

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

The Company's Common Stock is listed and traded on the New York Stock Exchange ("NYSE") (symbol: UWW). The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Company's common stock together with information concerning cash dividends paid per share during those periods. The following quotations represent prices between dealers and do not include retail markup, markdown, or commissions. They do not necessarily represent actual transactions. The high and low sale prices for each quarterly period since the Company commenced "when issued" trading are:

Fiscal 1997                 High          Low       Dividends Per Share
--------------------       -------      --------    -------------------
Fourth Quarter             $19 3/4      $16 7/16          $.20
Third Quarter               17 3/4       13 3/4            .20
Second Quarter              22 5/8       15 3/8            .20
First Quarter (1)           22 1/8       18 5/8             -

 (1) On December 9, 1996, the Company commenced "when issued" trading, that continued through December 31, 1996, at which time the spin-off from IKON became effective, and the stock began "regular way" trading on January 2, 1997.

The Company's common stock is also listed and traded on the Philadelphia Stock Exchange and the Chicago Stock Exchange (symbol: UWW).

On December 10, 1997, the last sale price for the Company's Common Stock was $15 1/8. As of September 30, 1997, the Company had 13,003 shareholders of record of its Common Stock.

Item 6.  Selected Financial Data
         -----------------------

The following table summarizes certain selected historical financial information of Unisource that has been derived from the audited financial statements of Unisource for each of the five years in the period ended September 30, 1997.
The financial information may not be indicative of Unisource's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Unisource's Consolidated Financial Statements and notes thereto included as an Exhibit to this Form 10-K.

(in millions, except employees and per share data)

                                                1997          1996        1995        1994        1993
                                              ---------    ----------  ----------  ----------  -----------
Revenues                                      $7,108.4       $7,022.8    $6,987.3    $5,756.5    $4,864.1
                                              ---------      --------    --------    --------  ----------
Costs and expenses:
       Cost of goods sold                      5,911.7        5,896.2     5,925.2     4,825.7     4,077.1
       Selling and administrative              1,052.0          942.1       855.8       782.3       661.0
       Restructuring charge                          -           50.0           -           -       175.0
                                              ---------      --------    --------    --------  ----------
                                               6,963.7        6,888.3     6,781.0     5,608.0     4,913.1
                                              ---------      --------    --------    --------  ----------
Income from operations                           144.7          134.5       206.3       148.5       (49.0)
     Interest expense                             41.6           31.5        33.6        26.2        23.8
                                              ---------      --------    --------    --------  ----------
Income before income taxes and
  cumulative effect of accounting change         103.1          103.0       172.7       122.3       (72.8)
Provision for income taxes                        44.4           43.0        67.5        47.8        (7.7)
                                              ---------      --------    --------    --------  ----------
Income before cumulative effect of
  accounting change                               58.7           60.0       105.2        74.5       (65.1)
Cumulative effect of change in method
  of accounting for income taxes                     -              -           -        14.0           -
                                              ---------      --------    --------    --------  ----------
Net income (loss)                                 58.7           60.0       105.2        88.5       (65.1)
                                              =========      ========    ========    ========  ==========

Earnings per share(1)                              .87              -           -           -           -
Proforma earnings per share(1)                       -            .81           -           -           -
Dividends per share                                .60(2)           -           -           -           -
                                              ---------    ----------  ----------  ----------  -----------
SUPPLEMENTARY INFORMATION
Capital expenditures                          $   25.3       $   35.8    $   50.1    $   33.9    $   21.7
Depreciation and amortization                     46.8           40.0        33.4        32.5        28.7
Working capital                                  667.4          750.8       815.1       549.8       551.0
Total assets                                   2,558.8        2,191.7     2,019.0     1,720.0     1,633.9
Total debt                                       806.9           60.3        71.0        75.2        82.0
Total shareholders' equity                       984.4          935.5       415.9       353.5       280.3
Total employees                                 14,200         11,800      11,800      11,200      11,800
                                              ---------    ----------  ----------  ----------  -------------

(1) Historical earnings per share has been omitted for the fiscal years 1993 through 1996 since Unisource was a wholly-owned subsidiary of IKON during these periods and was recapitalized as part of the spin-off. Pro forma earnings per share was calculated for fiscal 1996 as if the spin-off had occurred on October 1, 1995. See Note 2 to the Company's Consolidated Financial Statements per "Item 8" within this Form 10-K.

(2) Represents dividends for three quarters (January 1, 1997 through September 30, 1997).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Incorporated herein by reference are pages 35 through 39 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 (the "1997 Annual Report"), which pages are included as part of Exhibit 13 to this Form 10-K as pages 45 to 49.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
Incorporated herein by reference are pages 18 through 34 of the 1997 Annual Report, which pages are included as part of Exhibit 13 to this Form 10-K as pages 23 to 44.

Quarterly Financial Summary on page 42 of the 1997 Annual Report, which page is included as part of Exhibit 13 to this Form 10-K as page 50, is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item, except that which is presented in Item
4.1 in Part I above, is included in the sections entitled "Nominees for Election as Directors" on pages 1 through 2 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is included in the sections entitled "Executive Compensation" on pages 4 through 8, "Human Resources Committee Report on Executive Compensation" on pages 8 through 10, and "Performance of Unisource Common Stock" on page 20 of the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this Item is included in the section entitled "Security Ownership of Unisource Common Stock by Certain Beneficial Owners, Directors and Executive Officers of Unisource" on page 3 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is included in the subsection entitled "Loan Program" on page 8 of the Proxy Statement and is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Consolidated Financial Statements
         ---------------------------------

     The following consolidated financial statements of Unisource Worldwide, Inc., included in the Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference in Item 8 of Part II of this Form 10-K.

     Consolidated Statements of Income - fiscal years ended September 30, 1997, 1996 and 1995;

     Consolidated Balance Sheets - as of September 30, 1997 and 1996;

     Consolidated Statements of Changes in Shareholders' Equity - fiscal years ended September 30, 1997, 1996 and 1995;

     Consolidated Statements of Cash Flows - fiscal years ended September 30, 1997, 1996 and 1995;

     Notes to Consolidated Financial Statements - September 30, 1997.

     2.  Financial Statement Schedules
         -----------------------------

     Schedule II - Valuation and Qualifying Accounts for fiscal years ended September 30, 1997, 1996 and 1995 is included on page 16 of this Form 10-K.

     Other schedules have been omitted because they are not applicable or the required information is shown in or can be derived from the financial statements and notes thereto.

                           UNISOURCE WORLDWIDE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the years ended September 30, 1997, 1996 and 1995
                                (in thousands)


             Column A                   Column B                  Column C                    Column D          Column E
          --------------            ---------------               Additions              --------------    ---------------
                                                     ---------------------------------
                                       Balance at        Charged to       Charged to         Additions         Balance at
                                       Beginning         Costs and           Other         (Deductions)          End of
           Description                 of Period          Expenses        Accounts(1)      (Describe)(2)         Period
----------------------------------  ---------------   --------------   --------------     --------------     ---------------

Year ended September 30, 1997:

  Allowance for doubtful accounts        $19,927           $15,232           $3,037           $(13,613)          $24,583

Year ended September 30, 1996:

  Allowance for doubtful accounts         15,772            17,204            4,009            (17,058)           19,927

Year ended September 30, 1995:

  Allowance for doubtful accounts         15,934            12,960              187            (13,309)           15,772

(1)  Represents beginning balances of acquired companies.
(2)  Represents amounts written off as uncollectible, net of recoveries.

 3.  Exhibits
     --------

       Exhibit No.           Document
       -----------           --------
          2.1 Distribution Agreement between Alco Standard Corporation and Unisource and certain of its subsidiaries, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          3.1 Restated Certificate of Incorporation of Unisource, incorporated by reference to Unisource's S-4 Registration Statement dated April 25, 1997 (file #333-25897).

          3.2 Amended and Restated By-laws of Unisource, incorporated by reference to Unisource's S-4 Registration Statement dated April 25, 1997 (file #333-25897).

          4.1 Rights Agreement dated as of December 30, 1996 between Unisource and National City Bank, as rights agent, incorporated by reference to Registration Statement on Form 8-A dated April 24, 1997 (file #1-14482).

          10.1 Tax Sharing Agreement between Alco Standard Corporation and Unisource and certain of its subsidiaries, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.2 Unisource Worldwide, Inc. 1996 Directors' Stock Option Plan (as amended and restated on November 7, 1997), incorporated by reference to Appendix D to Definitive Proxy Statement on Schedule 14A dated December 2, 1997 (file #1-14482).

          10.3 Unisource Worldwide, Inc. Supplemental Employee Retirement Plan, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.4 Information Technology Services Agreement between Unisource and Integrated Systems Solutions Corporation, incorporated by reference to Alco Standard Corporation Form 10-K for fiscal year ended 1995, Exhibit 10.19 (file #1-05964).

          10.5 Benefits Agreement between Alco Standard Corporation and Unisource dated November 20, 1996, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.6 Unisource Worldwide, Inc. Incentive Compensation Plan, incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A dated December 2, 1997 (file #1-14482).

          10.7 Partners Stock Purchase Plan, incorporated by reference to Form S-8 Registration Statement dated December 13, 1996 (file #333-17947).

          10.8 Restricted Stock Plan for Directors, incorporated by reference to Appendix C to Definitive Proxy Statement on Schedule 14A dated December 2, 1997 (file #1-14482).

          10.9 1997 Deferred Compensation Plan, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.10 Credit Agreement along Unisource, Unisource Capital Corporation, Unisource Canada, Inc., the Chase Manhattan Bank, as administrative agent, and the lenders party thereto, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.11 Partners Loan Program, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-14482).

          10.12 Southpoint Five Office Building Lease agreement dated February 1, 1997 by and between Terramics/Southpoint Associates V Limited Partnership and Unisource incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

          10.13 Receivables Purchase Agreement and Guarantee between PCA Paper Acquisition, Inc., Stars Trust, Alco and Bank of Montreal, filed as Exhibit 4.4 to Alco's 1992 Form 10-K is incorporated herein by reference. Amendment dated September 30, 1994 to Receivables Purchase Agreement, filed as Exhibit 4.4 to Alco's 1994 Form 10-K, is incorporated by reference (file #1-05964).

          10.14 Unisource Worldwide, Inc. Stock Option Plan for employees, incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A dated December 2, 1997 (file #1-14482).

          10.15 Unisource Worldwide, Inc. Retirement Savings Plan, incorporated by reference to Form S-8 Registration Statement dated December 13, 1996 (file #333-17951).

          11              Statements re:  Computation of Per Share Earnings

          13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997 specifically incorporated by reference as part of this Form 10-K.

          21              Subsidiaries of the Registrant

          23              Consent of Ernst & Young LLP, Independent Auditors

          24.1            Powers of Attorney Executed by Certain Directors of
          (a) to (e)      Unisource Worldwide, Inc.

          27              Financial Data Schedule

(b)       Reports on Form 8-K
          -------------------
          The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated August 11, 1997, with respect to Item 5 reporting on the signing of a definitive merger agreement whereby National Sanitary Supply Company will become a wholly owned subsidiary of Unisource.

          The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated August 15, 1997, with respect to Item 5 reporting on an agreement in principle by Unisource to sell its Grocery Supply Systems division and other related U.S. grocery supply business to Bunzl plc .

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Unisource Worldwide, Inc.
                                               -------------------------
                                               (Registrant)




                                        By:    /s/ Robert M. McLaughlin
                                               ------------------------
                                               Robert M. McLaughlin
                                               Vice President and Controller

                                        Date:  December 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                                Date
---------                 -----                                ----


/s/ Ray B. Mundt          Chairman, Chief Executive Officer    December 17, 1997
----------------          and Director
Ray B. Mundt


/s/ Richard H. Bogan      Senior Vice President and Chief      December 17, 1997
--------------------      Financial Officer
Richard H. Bogan


/s/ Robert M. McLaughlin  Vice President and Controller        December 17, 1997
------------------------  (Principal Accounting Officer)
Robert M. McLaughlin


Paul J. Darling, III*     Director                             December 17, 1997
---------------------
Paul J. Darling, III


James J. Forese*          Director                             December 17, 1997
----------------
James J. Forese


Dana G. Mead*             Director                             December 17, 1997
-------------
Dana G. Mead


Rogelio G. Sada*          Director                             December 17, 1997
----------------
Rogelio G. Sada


James W. Stratton*        Director                             December 17, 1997
------------------
James W. Stratton


* By /s/ Thomas A. Decker, Senior Vice President, General Counsel and Secretary, as attorney in-fact pursuant to power of attorney filed as an exhibit to this Form 10-K.

                           Unisource Worldwide, Inc.

        Annual Report on Form 10-K for the Year Ended September 30, 1997

                                 Exhibit Index
                                 -------------


       Exhibit No.           Document                                               Page No.
       -----------           --------                                               --------
          2.1             Distribution Agreement between Alco Standard
                          Corporation and Unisource and certain of its
                          subsidiaries, incorporated by reference to Form 10
                          Registration Statement dated November 26, 1996 (file
                          #1-14482).                                                    --

          3.1             Restated Certificate of Incorporation of Unisource,
                          incorporated by reference to Unisource's S-4
                          Registration Statement dated April 25, 1997 (file
                          #333-25897).                                                  --

          3.2             Amended and Restated By-laws of Unisource,
                          incorporated by reference to Unisource's S-4
                          Registration Statement dated April 25, 1997 (file
                          #333-25897).                                                  --

          4.1             Rights Agreement dated as of December 30, 1996 between
                          Unisource and National City Bank, as rights agent,
                          incorporated by reference to Registration Statement on
                          Form 8-A dated April 24, 1997 (file #1-14482).                --

          10.1            Tax Sharing Agreement between Alco Standard
                          Corporation and Unisource and certain of its
                          subsidiaries, incorporated by reference to Form 10
                          Registration Statement dated November 26, 1996 (file
                          #1-14482).                                                    --

          10.2            Unisource Worldwide, Inc. 1996 Directors' Stock Option
                          Plan (as amended and restated on November 7, 1997),
                          incorporated by reference to Appendix D to Definitive
                          Proxy Statement on Schedule 14A dated December 2, 1997
                          (file #1-14482).                                              --

          10.3            Unisource Worldwide, Inc. Supplemental Employee
                          Retirement Plan, incorporated by reference to Form 10
                          Registration Statement dated November 26, 1996 (file
                          #1-14482).                                                    --

          10.4            Information Technology Services Agreement between
                          Unisource and Integrated Systems Solutions
                          Corporation, incorporated by reference to Alco
                          Standard Corporation Form 10-K for fiscal year ended
                          1995, Exhibit 10.19 (file #1-05964).                          --

          10.5            Benefits Agreement between Alco Standard Corporation
                          and Unisource dated November 20, 1996, incorporated by
                          reference to Form 10 Registration Statement dated
                          November 26, 1996 (file #1-14482).                            --

          10.6            Unisource Worldwide, Inc. Incentive Compensation Plan,
                          incorporated by reference to Appendix B to Definitive
                          Proxy Statement on Schedule 14A dated December 2, 1997
                          (file #1-14482).                                              --

          10.7            Partners Stock Purchase Plan, incorporated by
                          reference to Form S-8 Registration Statement dated
                          December 13, 1996 (file #333-17947).                          --

          10.8            Restricted Stock Plan for Directors, incorporated by
                          reference to Appendix C to Definitive Proxy Statement
                          on Schedule 14A dated December 2, 1997 (file
                          #1-14482).                                                    --

          10.9            1997 Deferred Compensation Plan, incorporated by
                          reference to Form 10 Registration Statement dated
                          November 26, 1996 (file #1-14482).                            --

          10.10           Credit Agreement along Unisource, Unisource Capital
                          Corporation, Unisource Canada, Inc., the Chase
                          Manhattan Bank, as administrative agent, and the
                          lenders party thereto, incorporated by reference to
                          Form 10 Registration Statement dated November 26, 1996
                          (file #1-14482).                                              --

          10.11           Partners Loan Program, incorporated by reference to
                          Form 10 Registration Statement dated November 26, 1996
                          (file #1-14482).                                              --

          10.12           Southpoint Five Office Building Lease agreement dated
                          February 1, 1997 by and between Terramics/Southpoint
                          Associates V Limited Partnership and Unisource
                          incorporated by reference to Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1997.                     --

          10.13           Receivables Purchase Agreement and Guarantee between
                          PCA Paper Acquisition, Inc., Stars Trust, Alco and
                          Bank of Montreal, filed as Exhibit 4.4 to Alco's 1992
                          Form 10-K is incorporated herein by reference.
                          Amendment dated September 30, 1994 to Receivables
                          Purchase Agreement, filed as Exhibit 4.4 to Alco's
                          1994 Form 10-K, is incorporated by reference (file
                          #1-05964).                                                    --

          10.14           Unisource Worldwide, Inc. Stock Option Plan for
                          employees, incorporated by reference to Appendix A to
                          Definitive Proxy Statement on Schedule 14A dated
                          December 2, 1997 (file #1-14482).                             --

          10.15           Unisource Worldwide, Inc. Retirement Savings Plan,
                          incorporated by reference to Form S-8 Registration
                          Statement dated December 13, 1996 (file #333-17951).          --

          11              Statements re:  Computation of Per Share Earnings             22

          13              Portions of the Annual Report to Shareholders for the
                          fiscal year ended September 30, 1997 specifically
                          incorporated by reference as part of this Form 10-K.       23-50

          21              Subsidiaries of the Registrant                                51

          23              Consent of Ernst & Young LLP, Independent Auditors            52

          24.1            Powers of Attorney Executed by Certain Directors of
          (a) to (e)      Unisource Worldwide, Inc.                                  53-57

          27              Financial Data Schedule                                       --