Form 10-Q
period 1997-12-31
UNISOURCE WORLDWIDE INC
filed 1998-02-18
CIK 1027282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or
                                           -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _________________

Commission file number       1-14482
                          ------------

                          UNISOURCE  WORLDWIDE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                            13-5369500
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                     1100 Cassatt Road, Berwyn, PA 19312
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 296-4470
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                    740 Springdale Drive, Exton, PA 19341
                     P.O. Box 3000-0935, Berwyn, PA 19312
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

Yes _____     No _____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 1998.


Common Stock, par value $0.001                                 69,106,186 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.

PART I.  FINANCIAL INFORMATION                                               Page No.
------------------------------                                               --------

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -- December 31, 1997           3-4
            and September 30, 1997

            Condensed Consolidated Statements of Operations -- Three Month        5
            Periods Ended December 31, 1997 and December 31, 1996

            Condensed Consolidated Statements of Cash Flows -- Three              6
            Month Periods Ended December 31, 1997 and December 31, 1996

            Notes to Condensed Consolidated Financial Statements--               7-9
            December 31, 1997

  Item 2.   Management's Discussion and Analysis of Results                     10-13
            of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------

  Item 4.   Submission of Matters to a Vote of Security Holders                    14

  Item 6.   Exhibits and Reports on Form 8-K                                       15



SIGNATURE                                                                          16
---------


INDEX TO EXHIBITS                                                                  17
-----------------

                         PART I. FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)
----------------------------------------

                          UNISOURCE  WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)

                                                December 31,  September 30,
ASSETS                                             1997           1997
------                                          ------------  -------------
CURRENT ASSETS
  Cash                                          $    42,241   $    45,384
  Accounts receivable, net                          663,317       882,360
  Inventories                                       530,901       495,330
  Prepaid expenses and deferred taxes                47,619        49,875
                                                  ----------    ----------
      Total current assets                        1,284,078     1,472,949
                                                  ----------    ----------


LONG-TERM RECEIVABLES                                 6,861         7,790

PROPERTY AND EQUIPMENT, AT COST                     433,388       434,762
  Less accumulated depreciation                     192,499       188,336
                                                  ----------    ----------
                                                    240,889       246,426
                                                  ----------    ----------


GOODWILL                                            652,927       668,575

DEFERRED COSTS AND OTHER ASSETS                      22,077       163,092
                                                  ----------    ----------

                                                $ 2,206,832   $ 2,558,832
                                                  ==========    ==========

See notes to condensed consolidated financial statements.

                          UNISOURCE  WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)

                                                  December 31,   September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1997            1997
------------------------------------              ------------   -------------
CURRENT LIABILITIES
  Current portion of long-term debt               $      1,347    $       638
  Notes payable                                         28,674        144,882
  Trade accounts payable                               435,277        498,503
  Accrued salaries, wages and commissions               26,794         33,906
  Restructuring costs                                    6,926          8,172
  Other accrued expenses                               105,514        119,431
                                                     ----------     ----------
      Total current liabilities                        604,532        805,532
                                                     ----------     ----------

LONG-TERM DEBT                                         678,732        661,350

OTHER LIABILITIES
  Deferred taxes                                        16,101         61,082
  Restructuring costs                                    7,911          8,383
  Other long-term liabilities                           39,284         38,100
                                                     ----------     ----------
                                                        63,296        107,565
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
  Common stock, par value $.001, authorized
     - 250,000,000 shares, issued and
     outstanding; 12/31/97  - 69,033,574
     shares; 9/30/97 - 68,792,842 shares                    69             69
  Additional paid in capital                           823,486        820,213
  Unearned compensation                                 (9,341)        (5,845)
  Retained earnings                                     85,410        199,828
  Foreign currency translation adjustments             (38,812)       (29,320)
  Cost of common shares in treasury; 12/31/97
     - 33,725 shares; 9/30/97 - 32,027 shares             (540)          (560)
                                                     ----------     ----------
                                                       860,272        984,385
                                                     ----------     ----------

                                                  $  2,206,832    $ 2,558,832
                                                     ==========     ==========

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31
                                                    ----------------------
                                                       1997        1996*
                                                    ----------  ----------
REVENUES
Printing and Imaging                               $1,172,665  $1,097,562
Supply Systems                                        696,470     630,971
                                                    ----------  ----------
                                                    1,869,135   1,728,533
                                                    ----------  ----------

COSTS AND EXPENSES
Cost of goods sold - Printing and Imaging           1,018,647     935,828
Cost of goods sold - Supply Systems                   527,486     492,601
Selling and administrative                            286,258     255,000
Special Charge                                        168,000           -
                                                    ----------  ----------
                                                    2,000,391   1,683,429
                                                    ----------  ----------

(LOSS) INCOME FROM OPERATIONS                        (131,256)     45,104
INTEREST EXPENSE                                       12,123      10,361
                                                    ----------  ----------
(LOSS) INCOME BEFORE TAXES                           (143,379)     34,743
(BENEFIT) PROVISION FOR INCOME TAXES                  (42,766)     14,592
                                                    ----------  ----------

NET (LOSS) INCOME                                  $ (100,613) $   20,151
                                                    ==========  ==========



BASIC AND DILUTED (LOSS) EARNINGS PER SHARE        $    (1.47) $     0.30
                                                    ==========  ==========


DIVIDENDS PER SHARE                                $     0.20  $        -
                                                    ==========  ==========

* Reclassified to conform with current year presentation

See notes to condensed consolidated financial statements.

                          UNISOURCE  WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            THREE MONTHS ENDED DECEMBER 31
                                                           ---------------------------------
                                                                  1997              1996
                                                           ---------------------------------
OPERATING ACTIVITIES
  Net (loss) income                                           $  (100,613)      $    20,151
  Additions (deductions) to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                  8,610             7,340
      Amortization                                                  5,515             4,401
      Provision for losses on accounts receivable                   2,859             4,025
      Special charge                                              168,000                 -
      Deferred tax benefit                                        (45,500)                -
      Loss on divestiture                                           5,700                 -
      Payments for restructuring costs                             (1,718)           (5,853)
      Changes in operating assets and liabilities, net
        of effects from acquisitions and divestiture:
          Sale of accounts receivable                             150,000                 -
          Other changes in accounts receivable                     51,723            43,569
          Increase in inventories                                 (54,367)          (26,754)
          (Increase) decrease in prepaid expenses                  (3,369)            1,960
          Decrease in accounts payable
            and accrued expenses                                  (65,092)          (24,915)
      Miscellaneous                                                (5,328)              252
                                                                ----------        ----------
Net cash provided by operating activities                         116,420           24,176
                                                                ----------        ----------

INVESTING ACTIVITIES
  Cost of companies acquired, net of cash acquired                (35,098)           (3,255)
  Proceeds from divestiture                                        48,126                 -
  Proceeds from the sale of property and equipment                    592             3,630
  Collection of notes receivable                                        -            19,250
  Expenditures for property and equipment                          (8,554)           (7,678)
  Deferred cost expenditures                                      (11,163)          (17,670)
                                                                ----------        ----------
Net cash used in investing activities                              (6,097)           (5,723)
                                                                ----------        ----------

FINANCING ACTIVITIES
  Proceeds from borrowings under credit facilities, net            16,773           589,000
  Debt repayments                                                (116,254)          (21,639)
  Repayments to IKON                                                    -          (553,479)
  Payment of dividends                                            (13,805)                -
  Other                                                              (180)                -
                                                                ----------        ----------
Net cash (used in) provided by financing activities              (113,466)            13,882
                                                                ----------        ----------

NET (DECREASE) INCREASE IN CASH                                    (3,143)           32,335
CASH AT BEGINNING OF YEAR                                          45,384            14,596
                                                                ----------        ----------
CASH AT END OF PERIOD                                         $    42,241       $    46,931
                                                                ==========        ==========

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997



Note 1:  Spin-off and Basis of Presentation
         ----------------------------------
Effective December 31, 1996, one share of Unisource Worldwide, Inc. (the "Company" or "Unisource") common stock was distributed to holders of Alco Standard Corporation ("Alco") common stock for every two shares of Alco common stock owned at the established record date (the "Spin-off"). Effective January 23, 1997, Alco changed its name to IKON Office Solutions, Inc. ("IKON"). At the time of the Spin-off, Unisource became a separate publicly owned company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997 ("1997 Annual Report").


Note 2:  Debt
         ----

On November 22, 1996, the Company entered into a $1,000,000,000 five-year unsecured credit agreement (the "credit facility"). The credit facility includes financial covenants requiring a ratio of consolidated total debt plus the $150 million of accounts receivable sold (see Note 4) to capitalization of less than 55% and a minimum net worth of $745,000,000 plus 50% of consolidated net income (without deduction for losses) after the date of the credit facility. The amount outstanding under the credit facility at December 31, 1997 was $597,184,000.

Note 3:  Earnings Per Share
         -------------------

Basic loss per share for the three month period ended December 31, 1997 was calculated based on the weighted average number of Company shares issued and outstanding for the quarter, exclusive of non-vested restricted stock. Basic earnings per share for the three month period ended December 31, 1996 was calculated based upon the number of Company shares issued and outstanding as of December 31, 1996 ("Spin-off" date), exclusive of non-vested restricted stock. The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                        December 31,

(in 000's except per share data)                                   1997            1996
------------------------------------------------------------------------------------------
Numerator for basic and diluted (loss) earnings per share:

Net (loss) income                                                $(100,613)       $20,151

                                                                 =========        =======

Denominator for basic (loss) earnings per share                     68,567         66,902

Effect of dilutive securities:

  Stock options                                                          0 /a/        674

                                                                 ---------        -------

Denominator for diluted (loss) earnings per share                   68,567         67,576

                                                                 =========        =======

Basic (loss) earnings per share                                  $   (1.47)       $  0.30

                                                                 =========        =======

Diluted (loss) earnings per share                                $   (1.47) /a/   $  0.30

                                                                 =========        =======

     /a/ No incremental shares related to options are included due to the antidilutive effect on the loss per share.


Note 4:  Sale of Accounts Receivable
         ---------------------------

Effective October 1, 1997, the Company entered into an agreement to sell up to $150,000,000 of certain qualifying accounts receivable. The agreement provides limited recourse to the Company in the event that previously sold receivables become uncollectible. As collections reduce previously sold interests, new receivables may be sold up to $150,000,000. The proceeds from the sale were primarily utilized to repay certain notes payable. The amount of receivables sold under the agreement was $150,000,000 at December 31, 1997.

In fiscal 1992, the Company entered into a similar agreement to sell Canadian accounts receivable, as disclosed in the Company's 1997 Annual Report. The amount of receivables sold under this agreement was CN$90,000,000
(US$62,928,000) and CN$90,000,000 (US$65,142,000) at December 31, 1997 and
September 30, 1997, respectively.

The total cost associated with these agreements was $3,388,000 and $657,000 for the three month periods ended December 31, 1997 and 1996, respectively. Such costs are classified within "selling and administrative" expense in the Condensed Consolidated Statements of Operations.

Note 5:  Special Charge
         --------------

The Company completed an in-depth study and evaluation of the cost/benefit relationship of NADS, its North American Distribution System, that has been under development since 1994, and has concluded that this information technology system will not cost-effectively meet the Company's future information technology needs. The Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge to write-off capitalized development and related costs associated with NADS. The charge, which is primarily non-cash, is comprised of $155 million for writing off deferred costs, along with $13 million for terminating the existing outsourcing contracts and other related costs.


Note 6:  Divestiture
         -----------

Effective October 20, 1997, the Company sold a significant portion of its United States-based Grocery Supply Systems business for approximately $48 million in cash. This is $3 million less than the estimated proceeds disclosed in the 1997 Annual Report due to a reduction in the quantity of inventories ultimately sold. The Company retained approximately $16 million of receivables related to this divested business. The pretax effect of the sale was not material; however, the Company recorded a tax charge of $5.7 million ($0.08 per share) in the first quarter of fiscal 1998. The tax charge relates mainly to non-deductible intangible assets related to the business sold.


Note 7:  Income Tax (Benefit) Provision
         ------------------------------

The income tax (benefit) provision was ($42,766,000) and $14,592,000 based upon an overall effective tax rate of 29.8% and 42.0%, for the three month periods ended December 31, 1997 and 1996, respectively. The components of the effective tax rate in the first quarter of fiscal 1998 were as follows:

                                                               Income           Tax
                                                               (Loss)        Provision       Effective
                                                            Before Taxes     (Benefit)         Rate
                                                            ------------     ---------       ---------
($'s in thousands)
Income before taxes - excluding special charge               $  24,621       $  10,334         42.0%

Special charge                                                (168,000)        (58,800)        35.0%

Grocery divestiture - tax charge                                     -           5,700            -
                                                            ------------     ---------       ---------
                                                             $(143,379)      $ (42,766)        29.8%
                                                            ============     ==========      =========


Note 8:  Subsequent Event
         ----------------

In January 1998, the Company announced that it will take a number of significant steps to streamline its organization, accelerate profitable growth and improve its return to stockholders. The steps outlined include moving from a regional to a functionally-aligned organizational structure, closing or consolidating underperforming and overlapping locations, and implementing more consistent business practices across the Company. As many as 50 locations and approximately 800 employees will be impacted by these moves. The Company expects to take a pre-tax charge in the second quarter of fiscal 1998 to reflect the costs of this program. Management is currently conducting an in-depth evaluation and is further defining the specific action steps associated with this initiative. The Company estimates the pre-tax charge to be in the range of $55 million to $70 million.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues and (loss) income before taxes for the three month period ended December 31, 1997 compared to the three month period ended December 31, 1996 were as follows:


          ($'s in millions)                              Three Months Ended December 31
                                                     ---------------------------------------
                                                     1997             1996*          % Change
                                                     ----             -----          --------
          Revenues:
              Printing and Imaging                $1,172.7          $1,097.5           6.8 %
              Supply Systems                         696.4             631.0          10.4 %
                                                  --------          --------
                                                   1,869.1           1,728.5           8.1 %
                                                  ========          ========
          Gross Profit:
              Printing and Imaging                   154.0             161.7          (4.8)%
              Supply Systems                         169.0             138.4          22.1 %
                                                  --------          --------
                                                     323.0             300.1           7.6 %
          Selling and
              Administrative Expense                 286.3             255.0          12.3 %

          Special Charge                             168.0                 -              -
                                                  --------          --------
          Operating (Loss) Income                   (131.3)             45.1              -
          Interest Expense                            12.1              10.4          16.3 %
                                                  --------          --------
          (Loss) Income Before Taxes              $ (143.4)         $   34.7              -
                                                  ========          ========


            *Reclassified to conform with current year presentation.

THREE MONTHS ENDED DECEMBER 31, 1997:

Revenues increased $140.6 million, or 8.1%, to $1.87 billion in the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. Current and prior year acquisitions ($130.2 million) net of the divestiture of the United States-based Grocery Supply Systems business ($80 million) contributed $50.2 million of the increase. This net increase is primarily associated with Supply Systems. Revenues from base operations increased $90.4 million due to an estimated increase in volume of 2.1% ($22.8 million) in Printing and Imaging and 3.9% ($24.5 million) in Supply Systems and an estimated average increase in pricing of 3.6% ($39.6 million) in Printing and Imaging and .6% ($3.5 million) in Supply Systems for the quarter, as compared to the same period last year.

Gross profit increased by $22.9 million or 7.6%, to $323.0 million in the first quarter of fiscal 1998, compared to the prior year's quarters. Current and prior year acquisitions ($41.7 million), net of the divestiture ($12.4 million), contributed $29.3 million to the increase in gross profit. Gross profit from base operations declined by $6.4 million, primarily due to a decrease in gross profit percentages in Printing and Imaging which declined from 14.7% to 13.1%. Total gross profit as a percentage of revenues decreased slightly from 17.4% to 17.3%, with higher gross profit percentages from acquired companies substantially offsetting the decline in Printing and Imaging.

Selling and administrative expense increased by $31.3 million, or 12.3%, in the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. The increase is primarily attributable to costs associated with current and prior year acquisitions (net of divestiture), along with costs related to the Company's agreement to sell accounts receivable (see Note 4). Excluding these costs, selling and administrative expenses increased by approximately 1%.

In October 1997, the Company announced an in-depth study to evaluate the cost/benefit relationship of its information technology system ("NADS"), which was under development. The study has concluded that NADS would not cost-effectively meet the Company's future information technology needs. The extensive and continuing customization required for the Company's business environment makes it prohibitively expensive to install future upgrades and enhancements to the system. The Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge for the write-off of NADS.

The Company will focus on enhancing and consolidating its existing legacy systems and making such systems Year 2000 compliant. The Company has created a Corporate Year 2000 Project Office which will coordinate the efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems for Year 2000 compliance. The Company will take the required steps to make its existing systems Year 2000 ready at an estimated cost in the range of $8 million to $12 million prior to June 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to making its own systems Year 2000 ready, the Company also will contact its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

Operating income decreased $176.4 million for the quarter compared to the prior year's quarter. Excluding the $168 million special charge, operating income decreased $8.4 million or 18.5%. The decrease in operating income is primarily due to gross profit percentage declines in the Printing and

Imaging business and costs associated with the $150 million agreement to sell accounts receivable which became effective on October 1, 1997. Such decreases were partially offset by the incremental contributions from acquisitions and by volume and pricing increases in the Company's base business. Operating margin, excluding the special charge, was 2.0% for the quarter, compared to 2.6% for the corresponding period of fiscal 1997.

Interest expense increased by $1.8 million to $12.1 million during the quarter compared to the same period of the prior year. The increase was attributable primarily to higher average outstanding borrowings due to acquisitions.


Foreign Operations

Revenues from foreign operations increased $12.8 million to $229.0 million for the three month period ended December 31, 1997, as compared to the same period of the prior year. Revenues from Canadian operations increased $11.6 million to $193.7 million, while revenues from Mexican operations increased $6.1 million to $32.9 million. The increase in Canadian revenues was primarily the result of acquisitions, while the increase in Mexico was the result of acquisitions and an increase in volume and pricing. The increase in Canadian and Mexican revenues was partially offset by a decrease of $4.9 million in revenues of other foreign sales offices.

Operating income from foreign operations increased $1.2 million to $8.5 million for the three month period ended December 31, 1997, as compared to the same period of the prior year. Canadian operating income increased $.6 million and Mexican operating income increased $.3 million for the three month period ended December 31, 1997, due primarily to acquisitions. Other foreign sales offices' operating loss decreased by $.3 million for the quarter.

There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the period as compared to the same period of the prior fiscal year.

Mexico is considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. The net monetary assets at December 31, 1997 were US$18.2 million.

As of February 12, 1998, the Mexican Peso had devalued by 4.4%, compared to December 31, 1997, which equates to a pre-tax charge of approximately $800,000. The ultimate charge, if any, recorded in the second quarter will be impacted by further changes in both foreign exchange rate and the Company's net monetary asset position.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net cash used in operating activities (excluding proceeds of $150 million from the sale of accounts receivable) for the three month period ended December 31, 1997 was $33.6 million. Included in operating activities were cash expenditures of $1.7 million in connection with the Company's $50 million restructuring program initiated in the third quarter of fiscal 1996. Remaining restructuring cash expenditures are estimated at $14.8 million. Cash was used for investing activities which included deferred cost expenditures of $11.2 million principally related to costs associated with the information technology system referred to as NADS, capital expenditures of $8.6 million and expenditures for acquisitions of $35.1 million. Investing activity expenditures were substantially offset by proceeds of $48.1 million associated with the sale of the U.S.-based Grocery Supply Systems business and proceeds received from the sale of property, resulting in a net $6.1 million used in investing activities. Cash used in financing activities included $116.3 million of debt repayments (primarily related to National Sanitary acquisition), and dividend payments and treasury share purchases, net, of $14.0 million. Financing activity expenditures were partially offset by net proceeds received from borrowings under the Company's credit facilities of $16.8 million, resulting in a net $113.5 million used in financing activities.

On December 31, 1997, total debt of $708.8 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of December 31, 1997, of which $402.8 million was unused and available.

In January 1998, the Company declared a dividend on its Common Stock of $.20 per share payable on March 10, 1998 to shareholders of record on February 23, 1998.

The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, restructuring costs, Year 2000 compliance costs, other cash requirements, and future dividends.

The preceding sentence and other statements and estimated costs and benefits set forth herein with respect to streamlining the organization, accelerating growth, improving return to stockholders, enhancing and consolidating its information systems, and implementing its Year 2000 compliance initiative are forward looking statements based upon management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially. Such uncertainties and risks include general economic conditions, conducting operations in a competitive environment, changes in pulp and paper prices and market conditions within the Company's businesses, delays or difficulties associated with systems conversions and Year 2000 compliance, debt service requirements, and the availability of, and ability to close, acquisition opportunities on terms acceptable to the Company.

                          PART II.- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 1998 Annual Meeting of Stockholders of Unisource Worldwide, Inc. was duly called and held on January 28, 1998 at the Company's corporate headquarters located at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Proxies for the annual meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and pursuant to the Company's Proxy Statement which was filed with the Securities and Exchange Commission and which is hereby incorporated herein by this reference (the "Proxy Statement"). There was no solicitation in opposition to the nominees for election as Class I Directors as listed in the Proxy Statement, and all such nominees were elected as Class I Directors.

At the meeting, votes were cast upon the proposals described in the Proxy Statement as follows:

Proposal 1 -   To elect three Class I Directors to serve for a term expiring at the 2001 annual meeting of stockholders and until their successors are elected and qualified.

               Name                       For                    Withheld Vote
               ----                       ---                    -------------
               James J. Forese         61,590,685                  1,237,849
               James P. Kelly          61,762,233                  1,066,301
               Rogelio G. Sada         60,558,938                  2,269,596

Proposal 2 -   To approve the Unisource Worldwide, Inc. Stock Option Plan for employees.

               For -           44,865,643         Abstain -             167,115
               Against -       10,908,767         Broker Nonvotes -   6,887,008

Proposal 3 -   To approve the Unisource Worldwide, Inc. Incentive Compensation
               Plan.

               For-            52,168,693         Abstain-              238,831
               Against-         3,534,001         Broker Nonvotes-    6,887,008

Proposal 4 -   To approve the Unisource Worldwide, Inc. Restricted Stock Plan for Directors.

               For-            52,491,270         Abstain-              361,528
               Against-         3,088,726         Broker Nonvotes-    6,887,008

Proposal 5 -   To approve the Unisource Worldwide, Inc. Directors' Stock Option
               Plan.

               For-            51,368,845         Abstain-              443,964
               Against-         4,128,716         Broker Nonvotes-    6,887,008

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

       Exhibit No.       Description
       -----------       -----------
          10.16          Receivable Sales Agreement dated as of October 1, 1997
                         among Unisource Worldwide, Inc., Asset Securitization
                         Cooperative Corporation and Canadian Imperial Bank of
                         Commerce

          27             Financial Data Schedule for the Three Months Ended
                         December 31, 1997


   (b) Reports on Form 8-K

                                              Financial
                                              Statement
               Item Reported                    Filed        Date of Report        File Date
               -------------                    -----        --------------        ---------
       Unisource issues two press releases:      No         January 21, 1998    January 21, 1998

         Press release reports first quarter
         earnings, announces new IT
         strategy, Grocery charge.

         Press release announcing plan to
         streamline company

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.



                                   UNISOURCE WORLDWIDE, INC.



Date:  February 17, 1998           /s/ Robert M. McLaughlin
                                   ------------------------------
                                   Robert M. McLaughlin
                                   Vice President and Controller
                                   (Chief Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number         Description
------         -----------
10.16          Receivable Sales Agreement dated as of October 1, 1997
               among Unisource Worldwide, Inc., Asset Securitization
               Cooperative Corporation and Canadian Imperial Bank of
               Commerce

27             Financial Data Schedule for the Three Months Ended
               December 31, 1997