Form 10-Q
period 1998-03-31
UNISOURCE WORLDWIDE INC
filed 1998-04-30
CIK 1027282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
                                           --------------
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from    to

Commission file number   1-14482
                      ------------

                          UNISOURCE  WORLDWIDE, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                           13-5369500
        ---------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                     1100 Cassatt Road, Berwyn, PA  19312
                     ------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 296-4470
                                --------------
             (Registrant's telephone number, including area code)


     --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
   -------       ------

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
   -------       ------

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 1998.

Common Stock, par value $0.001                              69,205,910 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------


  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets--March 31, 1998           3-4
            and September 30, 1997

            Condensed Consolidated Statements of Operations -- Three and      5
            Six Month Periods Ended March 31, 1998 and March 31, 1997

            Condensed Consolidated Statements of Cash Flows--Six Month        6
            Periods Ended March 31, 1998 and March 31, 1997

            Notes to Condensed Consolidated Financial Statements--          7-9
            March 31, 1998


  Item 2.   Management's Discussion and Analysis of Results               10-14
            of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------


  Item 6.   Exhibits and Reports on Form 8-K                                 15



SIGNATURE                                                                    16
---------


INDEX TO EXHIBITS                                                            17
-----------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PAR VALUES AND SHARES)


                                                                     MARCH 31,          SEPTEMBER 30,
                                                                       1998                  1997
ASSETS
------------------------------------------------------------    -----------------    ------------------

CURRENT ASSETS
   CASH                                                                $   52,330            $   45,384
   ACCOUNTS RECEIVABLE, NET                                               663,313               882,360
   INVENTORIES                                                            483,962               495,330
   PREPAID EXPENSES AND DEFERRED TAXES                                     54,751                49,875
                                                                -----------------    ------------------
      TOTAL CURRENT ASSETS                                              1,254,356             1,472,949
                                                                -----------------    ------------------

LONG-TERM RECEIVABLES                                                       6,004                 7,790

PROPERTY AND EQUIPMENT, AT COST                                           442,625               434,762
   LESS ACCUMULATED DEPRECIATION                                          200,658               188,336
                                                                -----------------    ------------------
                                                                          241,967               246,426
                                                                -----------------    ------------------
GOODWILL                                                                  661,489               668,575
DEFERRED COSTS AND OTHER ASSETS                                            30,012               163,092
                                                                -----------------    ------------------

                                                                       $2,193,828            $2,558,832
                                                                =================    ==================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PAR VALUES AND SHARES)

                                                                     MARCH 31,            SEPTEMBER 30,
                                                                        1998                  1997
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------    -----------------     ------------------

CURRENT LIABILITIES
   CURRENT PORTION OF LONG-TERM DEBT                                   $    1,128             $      638
   NOTES PAYABLE                                                           19,749                144,882
   TRADE ACCOUNTS PAYABLE                                                 466,180                498,503
   ACCRUED SALARIES, WAGES AND COMMISSIONS                                 27,328                 33,906
   RESTRUCTURING COSTS                                                      5,884                  8,172
   OTHER ACCRUED EXPENSES                                                  97,254                119,431
                                                                -----------------     ------------------
      TOTAL CURRENT LIABILITIES                                           617,523                805,532
                                                                -----------------     ------------------
LONG-TERM DEBT                                                            656,682                661,350

OTHER LIABILITIES
   DEFERRED TAXES                                                          16,016                 61,082
   RESTRUCTURING COSTS                                                      7,533                  8,383
   OTHER LONG-TERM LIABILITIES                                             39,165                 38,100
                                                                -----------------     ------------------
                                                                           62,714                107,565
                                                                -----------------     ------------------

SHAREHOLDERS' EQUITY
   COMMON STOCK, PAR VALUE $0.001, AUTHORIZED - 250,000,000
      SHARES, ISSUED AND OUTSTANDING;  3/31/98 - 69,132,689
      SHARES; 9/30/97 - 68,792,842 SHARES                                      69                     69
   ADDITIONAL PAID IN CAPITAL                                             824,202                820,213
   UNEARNED COMPENSATION                                                   (8,927)                (5,845)
   RETAINED EARNINGS                                                       78,275                199,828
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                               (36,706)               (29,320)
   COST OF COMMON SHARES IN TREASURY; 3/31/98 - 268
      SHARES; 9/30/97 - 32,027 SHARES                                          (4)                  (560)
                                                                -----------------     ------------------
                                                                          856,909                984,385
                                                                -----------------     ------------------

                                                                       $2,193,828             $2,558,832
                                                                =================     ==================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      MARCH 31,                              MARCH 31,
                                        ----------------------------------     ----------------------------------
                                              1998               1997*               1998               1997*
                                        ---------------    ---------------     --------------     ---------------
REVENUES
   PRINTING AND IMAGING                      $1,220,247         $1,127,175         $2,392,912          $2,224,737
   SUPPLY SYSTEMS                               647,673            588,733          1,344,143           1,219,704
                                        ---------------    ---------------     --------------     ---------------
                                              1,867,920          1,715,908          3,737,055           3,444,441
                                        ---------------    ---------------     --------------     ---------------

COSTS AND EXPENSES
   COST OF GOODS SOLD - PRINTING AND          1,063,979            965,905          2,082,626           1,901,733
    IMAGING
   COST OF GOODS SOLD - SUPPLY SYSTEMS          490,887            458,024          1,018,373             950,625
   SELLING AND ADMINISTRATIVE                   288,880            263,040            575,138             518,040
   SPECIAL CHARGE                                     -                  -            168,000                   -
                                        ---------------    ---------------     --------------     ---------------
                                              1,843,746          1,686,969          3,844,137           3,370,398
                                        ---------------    ---------------     --------------     ---------------

INCOME (LOSS) FROM OPERATIONS                    24,174             28,939           (107,082)             74,043
INTEREST EXPENSE                                 12,620             10,030             24,743              20,391
                                        ---------------    ---------------     --------------     ---------------

INCOME (LOSS) BEFORE TAXES                       11,554             18,909           (131,825)             53,652
PROVISION (BENEFIT) FOR INCOME TAXES              4,867              8,361            (37,899)             22,953
                                        ---------------    ---------------     --------------     ---------------

NET INCOME (LOSS)                            $    6,687         $   10,548         $  (93,926)         $   30,699
                                        ===============    ===============     ==============     ===============


BASIC EARNINGS (LOSS) PER SHARE              $     0.10         $     0.16         $    (1.37)         $     0.46
                                        ===============    ===============     ==============     ===============

DILUTED EARNINGS (LOSS) PER SHARE            $     0.10         $     0.16         $    (1.37)         $     0.45
                                        ===============    ===============     ==============     ===============

DIVIDENDS PER SHARE                          $     0.20         $     0.20         $     0.40          $     0.20
                                        ===============    ===============     ==============     ===============



* RECLASSIFIED TO CONFORM WITH CURRENT YEAR PRESENTATION.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED MARCH 31,
                                                                  ----------------------------------------
                                                                          1998                  1997
                                                                  -----------------     ------------------
OPERATING ACTIVITIES
   NET (LOSS) INCOME                                                      $ (93,926)             $  30,699
   ADDITIONS (DEDUCTIONS) TO RECONCILE NET (LOSS) INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION                                                        17,634                 15,081
         AMORTIZATION                                                        10,951                  8,196
         PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE                          6,249                  9,846
         SPECIAL CHARGE                                                     168,000                      -
         DEFERRED TAX BENEFIT                                               (45,500)                     -
         LOSS ON DIVESTITURE                                                  5,700                      -
         PAYMENTS RELATED TO RESTRUCTURING COSTS AND SPECIAL                 (9,632)                (8,431)
          CHARGE
         CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF
            EFFECTS FROM ACQUISITIONS AND DIVESTITURES:
               SALE OF ACCOUNTS RECEIVABLE                                  150,000                      -
               OTHER CHANGES IN ACCOUNTS RECEIVABLE                          48,325                 29,031
               (INCREASE) DECREASE IN INVENTORIES                           (16,264)                 8,178
               (INCREASE) DECREASE IN PREPAID EXPENSES                       (6,064)                 4,928
               DECREASE IN ACCOUNTS PAYABLE AND ACCRUED                     (48,437)               (22,197)
                EXPENSES
         MISCELLANEOUS                                                       (1,770)                (1,012)
                                                                  -----------------     ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   185,266                 74,319
                                                                  -----------------     ------------------

INVESTING ACTIVITIES
   COST OF COMPANIES ACQUIRED, NET OF CASH ACQUIRED                         (46,079)               (16,766)
   PROCEEDS FROM DIVESTITURE                                                 48,126                      -
   PROCEEDS FROM THE SALE OF PROPERTY AND EQUIPMENT                             939                  5,814
   COLLECTION OF NOTES RECEIVABLE                                                 -                 21,105
   EXPENDITURES FOR PROPERTY AND EQUIPMENT                                  (19,667)               (13,103)
   DEFERRED COST EXPENDITURES                                               (11,673)               (25,645)
                                                                  -----------------     ------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (28,354)               (28,595)
                                                                  -----------------     ------------------

FINANCING ACTIVITIES
   PROCEEDS FROM BORROWING UNDER CREDIT FACILITY, NET                        23,257                586,110
   DEBT REPAYMENTS                                                         (147,059)               (38,748)
   REPAYMENTS TO IKON                                                             -               (553,183)
   PAYMENT OF DIVIDENDS                                                     (27,627)               (13,418)
   OTHER                                                                      1,463                      -
                                                                  -----------------     ------------------
NET CASH USED IN FINANCING ACTIVITIES                                      (149,966)               (19,239)
                                                                  -----------------     ------------------

NET INCREASE IN CASH                                                          6,946                 26,485
CASH AT BEGINNING OF YEAR                                                    45,384                 14,596
                                                                  -----------------     ------------------
CASH AT END OF PERIOD                                                     $  52,330              $  41,081
                                                                  =================     ==================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           UNISOURCE WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997 ("1997 Annual Report").

Note 2:  Debt
         ----

On November 22, 1996, the Company entered into a $1,000,000,000 five-year unsecured credit agreement (the "credit facility"). The credit facility includes financial covenants requiring a ratio of consolidated total debt plus the $150 million of accounts receivable sold (see Note 4) to capitalization of less than 55% and a minimum net worth of $745,000,000 plus 50% of consolidated net income (without deduction for losses) after the date of the credit facility. The amount outstanding under the credit facility at March 31, 1998 was $649,114,000.

Note 3:  Earnings Per Share
         -------------------

Basic earnings (loss) per share for the three month periods ended March 31, 1998 and 1997, and the six month period ended March 31, 1998, was calculated based upon the weighted average number of Company shares outstanding for the respective period, exclusive of non-vested restricted stock. Basic earnings per share for the six month period ended March 31, 1997 was calculated based upon the weighted average number of Company shares issued and outstanding for the period December 31, 1996 ("Spin-off" date) through March 31, 1997, exclusive of non-vested restricted stock.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                               Three Months Ended                Six Months Ended
                                                                    March 31,                       March 31,
(in 000's except per share data)                                1998        1997             1998              1997
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            $ 6,687     $10,548         $(93,926)          $30,699
                                                             =======     =======         ========           =======
Denominator for basic earnings (loss) per share               68,611      67,051           68,578            67,022
Effect of dilutive securities:

   Stock options                                                 147         906                -   (a)         791
                                                             -------     -------         --------           -------
Denominator for diluted earnings (loss) per share             68,758      67,957           68,578            67,813
                                                             =======     =======         ========           =======
Basic earnings (loss) per share                              $  0.10     $  0.16         $  (1.37)          $  0.46
                                                             =======     =======         ========           =======
Diluted earnings (loss) per share                            $  0.10     $  0.16         $  (1.37)  (a)     $  0.45
                                                             =======     =======         ========           =======

  (a) No incremental shares related to options are included due to the antidilutive effect on the loss per share.

Note 4:  Sale of Accounts Receivable
         ---------------------------

Effective October 1, 1997, the Company entered into an agreement to sell up to $150,000,000 of certain qualifying accounts receivable. The agreement provides limited recourse to the Company in the event that previously sold receivables become uncollectible. As collections reduce previously sold interests, new receivables may be sold up to $150,000,000. The proceeds from the sale were primarily utilized to repay certain notes payable. The amount of receivables sold under the agreement was $150,000,000 at March 31, 1998.

The Company has a similar agreement to sell Canadian accounts receivable, as described in the Company's 1997 Annual Report. The amount of receivables sold under this agreement amounted to CN$95,000,000 (US$67,051,000) and CN$90,000,000 (US$65,142,000) at March 31, 1998 and September 30, 1997, respectively.

The total cost associated with these agreements was $2,984,000 and $529,000 for the three month periods and $6,372,000 and $1,185,000 for the six month periods ended March 31, 1998 and 1997, respectively. Such costs are classified within "selling and administrative" expense in the Condensed Consolidated Statements of Operations.

Note 5:  Special Charge
         --------------

In January 1998 the Company announced it had completed an in-depth study and evaluation of the cost/benefit relationship of NADS, its North American Distribution System, under development since 1994, and concluded that this information technology system will not cost-effectively meet the Company's future information technology needs. In the first quarter of fiscal 1998, the Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge to write-off capitalized development and related costs associated with NADS. The charge, which is primarily non-cash, consisted of $155 million related to the write-off of deferred costs, along with $13 million for terminating the existing outsourcing contracts and other related costs.

Note 6:  Restructuring
         -------------

In January 1998, the Company announced that it would take a number of significant steps to streamline its organization, accelerate profitable growth and improve its return to stockholders. The steps outlined included moving from a regional to a functionally-aligned organizational structure, closing or consolidating underperforming and overlapping locations, and implementing more consistent business practices across the Company. The Company had estimated that as many as 50 locations and approximately 800 employees were to be impacted by these moves and the Company had expected to take a pre-tax charge in the range of $55 million to $70 million in the second quarter of fiscal 1998 to reflect the costs of this program.

In March 1998, the Company announced it had substantially completed the initial phase of the streamlining analysis and, based on its findings, it had significantly expanded the scope of the project. The Company engaged Coopers & Lybrand Consulting to assist in designing its new organizational structure and the results of this study are due by the end of June. The restructuring plan will be in place by the end of July. The restructuring charge, which will be larger than announced in January 1998, will be taken in the second half of the fiscal year.


Note 7:  Divestiture
         -----------

Effective October 20, 1997, the Company sold a significant portion of its United States-based Grocery Supply Systems business for approximately $48 million in cash. This is $3 million less than the estimated proceeds disclosed in the 1997 Annual Report due to a reduction in the quantity of inventories ultimately sold. The Company retained approximately $16 million of receivables related to this divested business. The pre-tax effect of the sale was not material; however, the Company recorded a tax charge of $5.7 million ($0.08 per share) in the first quarter of fiscal 1998. The tax charge relates mainly to non-deductible intangible assets related to the business sold.


Note 8:  Income Tax (Benefit) Provision
         ------------------------------

The income tax (benefit) provisions were ($37,899,000) and $22,953,000 based upon overall effective tax rates of 28.7% and 42.8%, for the six month periods ended March 31, 1998 and 1997, respectively. The components of the effective tax rate for the six month period ended March 31, 1998 were as follows:

                                                                                  Tax
                                                          Income (Loss)        Provision        Effective
($'s in thousands)                                         Before Taxes        (Benefit)           Rate
                                                        ------------------  ----------------  --------------

Income before taxes - excluding special charge                  $  36,175          $ 15,201            42.0%
Special charge                                                   (168,000)          (58,800)           35.0%
Grocery divestiture - tax charge                                        -             5,700               -
                                                                ---------          --------            ----
                                                                $(131,825)         $(37,899)           28.7%
                                                                =========          ========            ====

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

                             Results of Operations
                             ---------------------

Revenues and income (loss) before taxes for the three and six month periods ended March 31, 1998 compared to the three and six month periods ended March 31, 1997 were as follows:

($'s in millions)                     Three Months Ended March 31                  Six Months Ended March 31
                                ----------------------------------------  --------------------------------------------
                                   1998         1997*        % Change          1998          1997*         % Change
                                -----------  -----------  --------------  --------------  ------------  --------------
Revenues:
    Printing and Imaging           $1,220.2     $1,127.2           8.3 %       $2,392.9       $2,224.7           7.6 %
    Supply Systems                    647.7        588.7          10.0 %        1,344.2        1,219.7          10.2 %
                                   --------     --------                       --------       --------
                                   $1,867.9     $1,715.9           8.9 %       $3,737.1       $3,444.4           8.5 %
                                   ========     ========                       ========       ========
Gross Profit:
    Printing and Imaging           $  156.3     $  161.3          (3.1)%       $  310.3       $  323.0          (3.9)%
    Supply Systems                    156.8        130.7          20.0 %          325.8          269.1          21.1 %
                                   --------     --------                       --------       --------
                                      313.1        292.0           7.2 %          636.1          592.1           7.4 %
Selling and
    Administrative Expense            288.9        263.1           9.8 %          575.2          518.1          11.0 %
Special Charge                            -            -                          168.0              -
                                   --------     --------                       --------       --------
Operating Income (Loss)                24.2         28.9         (16.5)%         (107.1)          74.0             -
Interest Expense                       12.6         10.0          25.8 %           24.7           20.3          21.3 %
                                   --------     --------                       --------       --------
Income (Loss) Before Taxes         $   11.6     $   18.9                       $ (131.8)      $   53.7
                                   ========     ========                       ========       ========

*Reclassified to conform with current year presentation.



THREE MONTH PERIOD ENDED MARCH 31, 1998

Revenues increased $152.0 million, or 8.9%, to $1.87 billion in the second quarter of fiscal 1998 as compared to the same period in fiscal 1997. Current and prior year acquisitions ($127.1 million) net of the divestiture of the United States-based Grocery Supply Systems business ($88.2 million) contributed $38.9 million of the increase. This net increase is primarily associated with Supply Systems. Revenues from base operations increased $113.1 million due to an estimated increase in volume of 1.7% ($18.9 million) in Printing and Imaging and 4.4% ($25.4 million) in Supply Systems and an estimated average increase in pricing of 6.1% ($68.8 million) in Printing and Imaging. Average pricing for Supply Systems was flat when compared to the same period last year.

Gross profit increased by $21.1 million or 7.2%, to $313.1 million in the second quarter of fiscal 1998, compared to the prior year's quarter. Current and prior year acquisitions ($40.1 million), net of the divestiture ($13.4 million), contributed $26.7 million to the increase in gross profit. Gross profit from base operations declined by $5.6 million, primarily due to a decrease in gross profit percentages in Printing and Imaging which declined from 14.3% to 12.8%. Total gross profit as a percentage of revenues decreased from 17.0% to 16.8%, with the decline in Printing and Imaging more than offsetting higher gross profit percentages from acquired companies.

Selling and administrative expense increased by $25.8 million, or 9.8%, in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997. The increase is primarily attributable to costs associated with current and prior year acquisitions (net of divestiture), along with costs related to the Company's agreement to sell accounts receivable (see Note 4). Excluding these costs, selling and administrative expenses were consistent with the same period last year.

Operating income decreased $4.7 million for the quarter compared to the prior year's quarter. The decrease in operating income is primarily due to gross profit percentage declines in the Printing and Imaging business and costs associated with the $150 million agreement to sell accounts receivable which became effective on October 1, 1997. Such decreases were partially offset by the incremental contributions from acquisitions and by volume and pricing increases in the Company's base business. Operating margin was 1.3% for the quarter, compared to 1.7% for the corresponding period of fiscal 1997.

Interest expense increased by $2.6 million to $12.6 million during the quarter compared to the same period of the prior year. The increase was attributable primarily to higher average outstanding borrowings associated with acquisitions and, to a lesser extent, increased working capital requirements and higher average borrowing rates.

Foreign Operations

Revenues from foreign operations increased $5.6 million to $224.4 million for the three month period ended March 31, 1998, as compared to the same period of the prior year. Revenues from Canadian operations increased $11.9 million to $192.5 million, while revenues from Mexican operations increased $4.2 million to $30.9 million. The increase in Canadian revenues was primarily the result of acquisitions and an increase in average paper pricing, while the increase in Mexico was primarily the result of acquisitions. The increase in Canadian and Mexican revenues was partially offset by a decrease in revenues of other foreign sales offices of $10.6 million to $1.0 million for the quarter ended March 31, 1998.

Operating income from foreign operations decreased $1.6 million to $6.1 million for the three month period ended March 31, 1998, as compared to the same period of the prior year. Canadian operating income decreased $1.1 million due primarily to a decline in the gross profit percentage in Printing and Imaging. Other foreign sales offices' operating income decreased $.5 million for the three month period ended March 31, 1998. Operating income for Mexico was flat for the quarter.

Mexico is considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. The net monetary assets at March 31, 1998 were US $69 million. Based upon the net monetary assets as of March 31, 1998 and the devaluation of the Mexican Peso of 5.2% for the period January 1, 1998 to March 31, 1998, the Company recorded a $445,000 charge in the second quarter of fiscal 1998.

Except as noted above, there was no material effect of foreign currency on the results of operations during the period as compared to the same period of the prior fiscal year.



SIX MONTH PERIOD ENDED MARCH 31, 1998

Revenues for this period increased $292.7 million, or 8.5%, to $3.74 billion, as compared to the same period in fiscal 1997. Current and prior year acquisitions ($257.4 million) net of the divestiture of the United States-based Grocery Supply Systems business ($168.2 million) contributed $89.2 million of the increase. This net increase is primarily associated with Supply Systems. Revenues from base operations increased $203.5 million, primarily due to an estimated increase in average paper prices of 4.9%, as compared to the same period last year, along with volume gains of 1.9% for Printing and Imaging and 4.1% for Supply Systems base operations.

Gross profits for this period increased by $44.0 million, or 7.4%, as compared to the same period in fiscal 1997. This increase is associated with current and prior year acquisitions ($81.7 million), net of the divestiture ($25.8 million), offset by declines of $11.9 million in base operations for the six month period ended March 31, 1998. The decline in base operations is due principally to a decrease in gross profit percentages in Printing and Imaging from 14.5% to 13.0%. Total gross profit as a percentage of revenues decreased from 17.2% to 17.0% for the six month period, with the decline in Printing and Imaging more than offsetting higher gross profit percentages from acquired companies.

Selling and administrative expense increased by $57.1 million, or 11.0%, for the six month period ended March 31, 1998, when compared with the corresponding period of fiscal 1997. The increase is primarily attributable to costs associated with current and prior year acquisitions, net of divestiture, along with costs associated with the Company's agreement to sell accounts receivable (see Note 4). Excluding these costs, selling and administrative expenses increased by less than 1%.

At the end of the first quarter of fiscal 1998, the Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge for the write-off of its information technology system ("NADS") (see Note 5). In October 1997, the Company announced an in-depth study to evaluate the cost/benefit relationship of NADS, which was under development. The study has concluded that NADS would not cost-effectively meet the Company's future information technology needs.

Operating income decreased $181.1 million for the six month period, as compared to the same period of fiscal 1997. Excluding the $168 million special charge, recorded in the first quarter of fiscal 1998, operating income for the six month period decreased $13.1 million, or 17.7%, as compared to the same period of fiscal 1997. Current and prior year acquisitions ($6.7 million), net of divestiture ($.6 million), contributed an incremental $6.1 million of operating income. Operating income from base operations declined $19.2 million for the six month period, primarily due to gross profit percentage declines in the Printing and Imaging business and $5 million of costs associated with the $150 million agreement to sell accounts receivable. Such decline was partially offset by pricing improvement in Printing and Imaging and volume increases. Operating margins were 1.6%, compared to 2.1% for the corresponding six month period of fiscal 1997.

Interest expense increased by $4.4 million as compared to the first six months of fiscal 1997. The increase was attributable to higher average outstanding borrowings primarily due to acquisitions and, to a lesser extent, increased working capital requirements.

Foreign Operations

Revenues from foreign operations increased $18.3 million to $453.3 million for the six month period ended March 31, 1998, as compared to the same period of fiscal 1997. Revenues from Canadian operations increased $23.5 million to $386.2 million, while revenues from Mexican operations increased $10.3 million to $63.8 million. The increase in Canadian and Mexican revenues was attributable to an increase in average paper prices and the results of acquisitions. Revenues from the foreign sales offices decreased $15.5 million to $3.3 million for the six month period ended March 31, 1998.

Operating income from foreign operations decreased $.4 million to $14.6 million for the six month period, as compared to the same period of fiscal 1997. Canadian operating income decreased $.5 million to $12.2 million, primarily due to the decline in gross profit percentages in Printing and Imaging. Mexican operating income increased $.2 million, with the increase from acquisitions being substantially offset by the devaluation of the Mexican Peso. The foreign sales offices' operating loss increased by $.1 million for the six month period ended March 31, 1998.

Mexico is considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. Based upon the net monetary assets and the devaluation of the Mexican Peso, the Company recorded a $445,000 charge for the six month period ended March 31, 1998.

Except as noted above, there was no material effect of foreign currency on the results of operations during the period as compared to the same period of the prior fiscal year.

Year 2000

The Company has created a Corporate Year 2000 Project Office which will coordinate the efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems for Year 2000 compliance. The Company will take the required steps to make its existing systems Year 2000 ready at a total estimated cost of $12 million over the two fiscal years of 1998 and 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to making its own systems Year 2000 ready, the Company has and will continue to contact its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

Financial Condition and Liquidity
---------------------------------

Net cash provided by operating activities (excluding proceeds of $150 million from the sale of accounts receivable) for the six month period ended March 31, 1998 was $35.3 million. Included in operating activities were cash expenditures of $3.1 million in connection with the Company's $50 million restructuring program initiated in the third quarter of fiscal 1996. Remaining restructuring cash expenditures relating to that program are estimated at $13.4 million. Cash used for investing activities included deferred cost expenditures of $11.7 million principally related to costs associated with the information technology system referred to as NADS through December 31, 1997, capital expenditures of $19.7 million, and expenditures for acquisitions of $46.1 million. Investing activity expenditures were offset by proceeds of $49.1 million associated with the sale of a significant portion of its U.S.-based Grocery Supply Systems business and proceeds received from the sale of property, resulting in a net $28.4 million used in investing activities. Cash used in financing activities included dividend payments and treasury share sales, net, of $26.2 million and net debt reduction of $123.8 million.


On March 31, 1998, total debt of $677.6 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of March 31, 1998, of which $350.9 million was unused and available.

The restructuring charge anticipated to be taken in the second half of fiscal 1998 may require renegotiation of the covenants in the Company's credit facility. The Company is confident that appropriate new terms or new financing arrangements will be put in place.

The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, Year 2000 compliance costs, the restructuring program, other cash requirements, and future dividends.

The two immediately preceding paragraphs and other statements and estimated costs and benefits set forth herein with respect to streamlining and restructuring the Company, accelerating growth, improving return to stockholders, enhancing and consolidating its information systems, and implementing its Year 2000 compliance initiative, are forward looking statements based upon management's current plans and expectations and are subject to a number of uncertainties and risks that could cause actual results or circumstances to differ materially. Such uncertainties and risks include general economic conditions, conducting operations in a competitive environment, changes in pulp and paper prices and market conditions within the Company's businesses, delays or difficulties associated with the development or implementation of the restructuring plan or with systems conversions, Year 2000 compliance and debt service requirements. For additional information concerning these uncertainties and risks, please see Part I, Item I, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, which is on file with the Securities and Exchange Commission.

                          PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a) The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

      Exhibit No.                                Description
--------------------  ---------------------------------------------------------

           27 Financial Data Schedule for the Six Month Period Ended March 31, 1998

           27(A) Financial Data Schedule for the Six Month Period Ended March 31, 1997

(b)    Reports on Form 8-K


                                                Financial
                                                Statement
                Item Reported                     Filed        Date of Report        File Date
---------------------------------------------   ---------    ------------------  ------------------
Unisource issues two press releases:                No         January 21, 1998    January 21, 1998

 Press release reports first quarter earnings, announces new IT strategy, Grocery charge.

 Press release announcing plan
 to streamline company.

Press release announcing plan to expand             No         March 24, 1998      March 24, 1998
 scope of streamlining;  Company expects
 earnings below consensus estimates.


SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the principal financial officer of the Registrant.



                                                    UNISOURCE WORLDWIDE, INC.



Date:  April 30, 1998      /s/ Richard H. Bogan
                           --------------------
                           Richard H. Bogan
                           Senior Vice President and Chief Financial Officer

                              INDEX  TO  EXHIBITS
                              -------------------



Exhibit
Number                                        Description
------------  ----------------------------------------------------------------------------

    27     Financial Data Schedule for the Six Month Period Ended March 31, 1998
    27(A)  Financial Data Schedule for the Six Month Period Ended March 31, 1997
