Form 10-Q
period 1998-06-30
UNISOURCE WORLDWIDE INC
filed 1998-08-14
CIK 1027282

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
                                           -------------
[_] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to _____________

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

Yes   X        No ______
    ------




As of July 31, 1998, there were outstanding 70,039,982 shares of the registrant's common stock, par value $0.001.

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets June 30, 1998             3-4
           and September 30, 1997

           Condensed Consolidated Statements of Operations Three and        5
           Nine Month Periods Ended June 30, 1998 and June 30, 1997

           Condensed Consolidated Statements of Cash Flows Nine Month       6
           Periods Ended June 30, 1998 and June 30, 1997

           Notes to Condensed Consolidated Financial Statements            7-10
           June 30, 1998


  Item 2.  Management's Discussion and Analysis of Results                11-17
           of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------

  Item 5.  Other Information                                               18


  Item 6.  Exhibits and Reports on Form 8-K                                18



SIGNATURE                                                                  19
---------



INDEX TO EXHIBITS                                                          20
-----------------

                         PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)


                                                                                   JUNE 30,             SEPTEMBER 30,
ASSETS                                                                               1998                   1997
------                                                                         ------------------    --------------------
CURRENT ASSETS
   Cash                                                                           $       47,884         $        45,384
   Accounts receivable, net                                                              620,607                 882,360
   Inventories                                                                           430,313                 495,330
   Prepaid expenses and deferred taxes                                                    58,726                  49,875
                                                                               ------------------    --------------------
      Total current assets                                                             1,157,530               1,472,949
                                                                               ------------------    --------------------

LONG-TERM RECEIVABLES                                                                      5,531                   7,790

PROPERTY AND EQUIPMENT, AT COST                                                          436,946                 434,762
   Less accumulated depreciation                                                         205,016                 188,336
                                                                               ------------------    --------------------
                                                                                         231,930                 246,426
                                                                               ------------------    --------------------

GOODWILL                                                                                 641,463                 668,575

DEFERRED COSTS AND OTHER ASSETS                                                           17,688                 163,092
                                                                               ------------------    --------------------

                                                                                     $ 2,054,142             $ 2,558,832
                                                                               ==================    ====================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par values and shares)

                                                                                   JUNE 30,             SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1998                    1997
------------------------------------                                           ------------------    ---------------------
CURRENT LIABILITIES
   Current portion of long-term debt                                              $       1,165       $             638
   Notes payable                                                                         11,344                 144,882
   Trade accounts payable                                                               426,393                 498,503
   Accrued salaries, wages and commissions                                               32,559                  33,906
   Restructuring costs                                                                   12,847                   8,172

   Other accrued expenses                                                                85,891                 119,431
                                                                               ------------------    --------------------
      Total current liabilities                                                         570,199                 805,532
                                                                               ------------------    --------------------

LONG-TERM DEBT                                                                          586,482                 661,350

OTHER LIABILITIES
   Deferred taxes                                                                        19,578                  61,082
   Restructuring costs                                                                    7,210                   8,383
   Other long-term liabilities                                                           37,872                  38,100
                                                                               ------------------    --------------------
                                                                                         64,660                 107,565
                                                                               ------------------    --------------------

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001, authorized - 250,000,000
      shares, issued and outstanding:  6/30/98 - 69,732,048
      shares; 9/30/97 - 68,792,842 shares                                                    70                      69
   Additional paid in capital                                                           831,757                 820,213
   Unearned compensation                                                                 (8,927)                 (5,845)
   Retained earnings                                                                     53,979                 199,828
   Foreign currency translation adjustments                                             (43,975)                (29,320)
   Cost of common shares in treasury; 6/30/98 - 7,493
      shares; 9/30/97 - 32,027 shares                                                      (103)                   (560)
                                                                               ------------------    --------------------
                                                                                        832,801                 984,385
                                                                               ------------------    --------------------

                                                                                    $ 2,054,142             $ 2,558,832
                                                                               ==================    ====================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                           Three Months Ended                    Nine Months Ended
                                                                June 30,                              June 30,
                                                    ----------------------------------    ---------------------------------
                                                         1998               1997*              1998               1997*
                                                    ---------------    ---------------    ---------------    --------------
Revenues
   Printing and Imaging                                $1,152,073          $1,132,829        $3,544,985         $3,357,566
   Supply Systems                                         669,343             631,212         2,013,486          1,850,916
                                                    ---------------    ---------------    ---------------    --------------
                                                        1,821,416           1,764,041         5,558,471          5,208,482
                                                    ---------------    ---------------    ---------------    --------------

Costs and Expenses
   Cost of goods sold - Printing and Imaging            1,000,156             973,029         3,082,782          2,874,762
   Cost of goods sold - Supply Systems                    506,375             496,601         1,524,748          1,447,226
   Selling and administrative                             290,304             261,686           865,442            779,726
   Restructuring charge                                    27,600                   -            27,600                  -
   Special charge                                               -                   -           168,000                  -
                                                    ---------------    ---------------    ---------------    --------------
                                                        1,824,435           1,731,316         5,668,572          5,101,714
                                                    ---------------    ---------------    ---------------    --------------

(Loss) Income from operations                              (3,019)             32,725          (110,101)           106,768
Interest expense                                           11,155              10,541            35,898             30,932
                                                    ---------------    ---------------    ---------------    --------------
(Loss) Income before taxes                                (14,174)             22,184          (145,999)            75,836
(Benefit) Provision for income taxes                       (3,759)              9,650           (41,658)            32,603
                                                    ---------------    ---------------    ---------------    --------------

Net (Loss) Income                                    $    (10,415)        $    12,534        $ (104,341)       $    43,233
                                                    ===============    ===============    ===============    ==============

Basic (Loss) Earnings Per Share                      $                    $      0.19        $    (1.52)       $      0.64
                                                            (0.15)
                                                    ===============    ===============    ===============    ==============

Diluted (Loss) Earnings Per Share                    $      (0.15)        $      0.19        $    (1.52)       $      0.64
                                                    ===============    ===============    ===============    ==============

Dividends Per Share                                  $       0.20         $      0.20        $     0.60        $      0.40
                                                    ===============    ===============    ===============    ==============

* Reclassified to conform with current year presentation.

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Nine Months Ended June 30,
                                                                                -----------------------------------------
                                                                                      1998                  1997*
                                                                                ------------------    -------------------
Operating Activities
  Net (loss) income                                                               $     (104,341)     $          43,233
  Additions (deductions) to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation                                                                        27,058                 22,582
      Amortization                                                                        15,906                 12,474
      Provision for losses on accounts receivable                                         10,439                 13,657
      Special charges                                                                    195,600                      -
      Deferred tax benefit                                                               (48,650)                     -
      Loss on divestiture                                                                  5,700                      -
      Payments relating to restructuring and special charges                             (22,946)               (11,498)
      Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
          Sale of accounts receivable                                                    150,000                      -
          Other changes in accounts receivable                                            83,945                 27,323
          Decrease in inventories                                                         32,742                  4,269
          (Increase) decrease in prepaid expenses                                        (12,341)                10,961
          (Decrease) increase in accrued and deferred income taxes                       (16,019)                18,702
          Decrease in accounts payable and accrued expenses                              (65,962)               (21,443)
      Miscellaneous                                                                           40                    (64)
                                                                                ------------------    -------------------
Net cash provided by operating activities                                                251,171                120,196
                                                                                ------------------    -------------------

Investing Activities
   Cost of companies acquired, net of cash acquired                                     (49,017)                (51,017)
   Proceeds from divestitures                                                            57,929                       -
   Proceeds from the sale of property and equipment                                      15,378                   7,823
   Collection of notes receivable                                                              -                 21,577
   Expenditures for property and equipment                                               (24,019)               (21,070)
   Deferred cost expenditures                                                            (13,976)               (37,462)
                                                                                ------------------    -------------------
Net cash used in investing activities                                                    (13,705)               (80,149)
                                                                                ------------------    -------------------

Financing Activities
   (Repayments) proceeds from borrowing under credit facility, net                       (54,051)               624,600
   Debt repayments                                                                      (148,319)               (38,154)
   Repayments to IKON Office Solutions, Inc.                                                   -               (553,700)
   Payment of dividends                                                                  (41,515)               (26,873)
   Proceeds from stock issuances, net                                                      8,919                 (1,198)
                                                                                ------------------    -------------------
Net cash (used in) provided by financing activities                                     (234,966)                 4,675
                                                                                ------------------    -------------------

Net increase in cash                                                                       2,500                 44,722
Cash at beginning of year                                                                 45,384                 14,596
                                                                                ==================    ===================
Cash at end of period                                                             $       47,884          $      59,318
                                                                                ==================    ===================

* Reclassified to conform with current year presentation.
See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

Note 1:   Basis of Presentation
          ---------------------

The accompanying unaudited condensed consolidated financial statements for Unisource Worldwide, Inc. (the "Company" or "Unisource") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of the special and restructuring charges and normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997 ("1997 Annual Report").

Note 2:   Debt
          ----

On November 22, 1996, the Company entered into a $1,000,000,000 five-year unsecured credit agreement (the "credit facility"). The amount outstanding under the credit facility at June 30, 1998 was $571,806,000. The credit facility includes financial covenants requiring a ratio of consolidated total debt plus the $150 million of accounts receivable sold (see Note 4) to capitalization (the "leverage ratio") of less than 55% and a minimum consolidated net worth of $745,000,000 plus 50% of consolidated net income (without deduction for losses) after the date of the credit facility.

On July 29, 1998, the Company announced a restructuring charge (see Note 6) of $130-$150 million. The Company has obtained an interim waiver for the financial covenants in the credit facility through September 30, 1998, provided the leverage ratio does not exceed 70%, and the Company's consolidated net worth is not less than $550,000,000, at any time during the waiver period. The Company is currently renegotiating the financial covenants in the credit facility with the intent of amending the credit facility . To effect the amendment, a 51% approval of the committed amount must be obtained from the group of lenders in the credit facility. If such facility is not amended by October 1, 1998, the Company would most likely be in violation of the minimum net worth covenant in the credit facility ($764 million at June 30, 1998) and, if so, the creditors thereunder would have the right to declare the loan due and payable. At such time, unless alternative long-term financing is obtained, borrowings under the credit facility would be classified as a current liability on the balance sheet. The Company is confident that appropriate new terms will be put in place prior to October 1, 1998.

Note 3:   Earnings Per Share
          ------------------

Basic (loss) earnings per share for the three month periods ended June 30, 1998 and 1997, and the nine month period ended June 30, 1998, was calculated based upon the weighted average number of Company shares outstanding for the respective period, exclusive of non-vested restricted stock. Basic earnings per share for the nine-month period ended June 30, 1997 was calculated based upon the weighted average number of Company shares issued and outstanding for the period December 31, 1996 (date in which Unisource became a separate publicly owned company) through June 30, 1997, exclusive of non-vested restricted stock.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                 Three Months Ended              Nine Months Ended
                                                                       June 30,                       June 30,
(in thousands  except per share data)                            1998          1997              1998            1997
-----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                            $ (10,415)       $ 12,534        $(104,341)        $43,233
                                                             =========        ========        =========         =======
Denominator for basic (loss) earnings per share                 68,878          67,131           68,662          67,074
Effect of dilutive securities:
         Stock options                                               -             402                    (a)       661
                                                             ---------        --------        ---------         -------
Denominator for diluted (loss) earnings per share               68,878          67,533           68,662          67,735
                                                             =========        ========        =========         =======
Basic (loss) earnings per share                              $   (0.15)       $   0.19        $   (1.52)        $  0.64
                                                             =========        ========        =========         =======
Diluted (loss) earnings per share                            $   (0.15)       $   0.19        $   (1.52)  (a)   $  0.64
                                                             =========        ========        =========         =======

     (a) No incremental shares related to options are included due to the antidilutive effect on the loss per share.

Note 4:   Sale of Accounts Receivable
          ---------------------------

Effective October 1, 1997, the Company entered into an agreement to sell up to $150,000,000 of certain qualifying accounts receivable. The agreement provides limited recourse to the Company in the event that previously sold receivables become uncollectible. As collections reduce previously sold interests, new receivables may be sold up to $150,000,000. The proceeds from the sale were primarily utilized to repay certain notes payable. The amount of receivables sold under the agreement was $150,000,000 at June 30, 1998.

The Company has a similar agreement to sell up to CN$95,000,000 of Canadian accounts receivable, as described in the Company's 1997 Annual Report. The amount of receivables sold under this agreement amounted to CN$95,000,000 (US$64,679,000) and CN$90,000,000 (US$65,142,000) at June 30, 1998 and September
30, 1997, respectively.

The total cost associated with these agreements was $3,053,000 and $551,000 for the three-month periods and $9,425,000 and $1,736,000 for the nine month periods ended June 30, 1998 and 1997, respectively. Such costs are classified within "selling and administrative" expense in the Condensed Consolidated Statements of Operations.

Note 5:   Special Charge
          --------------

In January 1998, the Company announced it had completed an in-depth study and evaluation of the cost/benefit relationship of NADS, its North American Distribution System, under development since 1994, and concluded that this information technology system would not cost-effectively meet the Company's future information technology needs. In the first quarter of fiscal 1998, the Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge to write-off capitalized development and related costs associated with NADS. The charge, which is primarily non-cash, consisted of $155 million related to the write-off of deferred costs, along with $13 million for terminating the existing outsourcing contracts and other related costs.

Note 6:   Restructuring Charge
          -------------------

In January 1998, the Company announced that it would take a number of significant steps to streamline its organization, accelerate profitable growth and improve its return to stockholders. The steps outlined included moving from a regional to a functionally-aligned organizational structure, closing or consolidating underperforming and overlapping locations, and implementing more consistent business practices across the Company. The Company had estimated that as many as 50 locations and approximately 800 employees were to be impacted by these moves and the Company had expected to take a pre-tax charge in the range of $55 to $70 million in the second quarter of fiscal 1998 to reflect the costs of this program.

In March 1998, the Company announced it had substantially completed the initial phase of the streamlining analysis and, based on its findings, it had significantly expanded the scope of the project. The Company engaged Coopers & Lybrand Consulting to assist in designing its new organizational structure. The Company also announced that the restructuring plan would be developed by the end of July, and that the charge would be larger than announced in January 1998 and would be taken in the second half of the fiscal year.

On July 29, 1998, the Board of Directors approved and the Company announced details of an extensive restructuring plan designed to improve service to customers, decrease costs, increase financial flexibility and grow profitable market segments. The expanded scope of the restructuring plan includes a net reduction of more than 1,500 employees across all business functions, or approximately 15% of the Company's U.S. workforce, and approximately 20% of its U.S. warehouse space. As a result of the restructuring, the Company estimates it will take a total pre-tax charge of $130-$150 million in fiscal 1998 and estimates it will incur one-time implementation expenses of $50-$60 million over the following two years. Such estimated charges reflect severance, facility closures, inventory write-down due to closure of facilities, discontinuation of certain product lines and rationalization of vendors and SKUs, and anticipated restructuring of the Company's Canadian and Mexican operations. Such implementation costs are expected to cover relocation, recruitment, training, duplicate manning during the transition, and IT consolidation expenses related to the restructuring. Future cash expenditures related to the total $180 to $210 million pre-tax charge and one-time implementation expenses will range from $120 to $150 million with the majority being expended in fiscal 1999.

The Company recorded $27.6 million ($17.9 million after-tax) of the charge in the third quarter reflecting closures or sales of facilities initiated during that quarter. Proceeds of approximately $10 million were received from the sale of two divisions as part of the restructuring plan. In addition, an $11.5 million non-cash write-off of intangible assets associated with the sale of one of these divisions is included as part of the third quarter charge. The balance of the third quarter charge relates to severance ($5.9 million) and facility closure and other related costs ($10.2 million). The Company estimates it will record a $102-$122 million ($66-$79 million after-tax) charge in the fourth quarter of fiscal 1998.

A final determination of the amounts of the charge and implementation costs depend on work presently in process to refine the requirements for Canada and Mexico and to complete an analysis of the inventory impact. The Company anticipates that this work will be completed in the current quarter and announced prior to fiscal year-end September 30, 1998.

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

Note 8:   Income Tax (Benefit) Provision
          ------------------------------

The income tax (benefit) provisions were ($41,658,000) and $32,603,000 based upon overall effective tax rates of 28.5% and 43.0%, for the nine month periods ended June 30, 1998 and 1997, respectively. The components of the effective tax rate for the nine month period ended June 30, 1998 were as follows:

                                                                                          Tax
                                                                    Income (Loss)       Provision       Effective
     ($'s in thousands)                                             Before Taxes        (Benefit)          Rate
                                                                    ------------        ---------          ----
     Income before taxes - excluding restructuring and              $     49,601        $   21,102         42.5%
         special charges
     Restructuring charge                                                (27,600)           (9,660)        35.0%
     Special charge                                                     (168,000)          (58,800)        35.0%
     Grocery divestiture - tax charge                                          -             5,700            -
                                                                    ------------        ----------
                                                                    $   (145,999)       $  (41,658)        28.5%
                                                                    ============        ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues and income (loss) before taxes for the three and nine-month periods ended June 30, 1998 compared to the three and nine-month periods ended June 30, 1997 were as follows:

($'s in millions)                             Three Months Ended June 30                 Nine Months Ended June 30
                                              --------------------------                 -------------------------
                                         1998          1997*        % Change         1998          1997*        % Change
                                         ----          ----         --------         ----          ----         --------
Revenues:
    Printing and Imaging               $1,152.1      $1,132.8          1.7 %       $3,545.0      $3,357.6          5.6 %
    Supply Systems                        669.3         631.2          6.0 %        2,013.5       1,850.9          8.8 %
                                     ----------     ---------                     ---------     ---------
                                       $1,821.4      $1,764.0          3.3 %       $5,558.5      $5,208.5          6.7 %
                                     ==========     =========                     =========     =========
Gross Profit:
    Printing and Imaging               $  151.9      $  159.8         (4.9)%       $  462.2      $  482.8         (4.3)%
    Supply Systems                        162.9         134.6         21.1 %          488.7         403.7         21.1 %
                                     ----------     ---------                     ---------     ---------
                                          314.8         294.4          7.0 %          950.9         886.5          7.3 %
Selling and
    Administrative Expense                290.2         261.7         10.9 %          865.4         779.7         11.0 %
Restructuring Charge                       27.6             -                          27.6             -
Special Charge                                -             -                         168.0             -
                                     ----------     ---------                     ---------
                                              -             -                                           -
                                              -             -                                           -
Operating (Loss) Income                    (3.0)         32.7           nm           (110.1)        106.8           nm
Interest Expense                           11.2          10.5          5.8 %           35.9          31.0         16.1 %
                                     ----------     ---------                     ---------     ---------
Income (Loss) Before Taxes             $  (14.2)    $    22.2           nm         $ (146.0)     $   75.8           nm
                                     ===========    =========                     ==========    =========

*Reclassified to conform with current year presentation.
nm = not meaningful

THREE-MONTH PERIOD ENDED JUNE 30, 1998

Revenues increased $57.4 million, or 3.3%, to $1.82 billion in the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. Current and prior year acquisitions ($111.3 million) net of the divestiture of a significant portion of the United States-based Grocery Supply Systems business ($89.0 million) contributed $22.3 million of the increase. This net increase is primarily associated with Supply Systems. Revenues from base operations increased $35.1 million due to an estimated increase in volume of .2% ($2.1 million) in Printing and Imaging and 2.9% ($18.1 million) in Supply Systems and an estimated average increase in pricing of .4% ($4.3 million) in Printing and Imaging and 1.7% ($10.6 million) in Supply Systems.

Gross profit increased by $20.4 million or 7.0%, to $314.8 million in the third quarter of fiscal 1998, compared to the prior year's quarter. This increase is associated with current and prior year acquisitions ($34.8 million), net of the divestiture ($13.9 million). Gross profit from base operations declined by $.5 million, primarily due to a decrease in gross profit percentages in Printing and Imaging which declined from 14.1% to 13.2%. Total gross profit as a percentage of revenues increased from 16.7% to 17.3%, with the decline in Printing and Imaging being more than offset by higher gross profit percentages from acquired companies and the Supply Systems base business. Selling and administrative expense increased by $28.5 million, or 10.9%, in the third quarter of fiscal 1998, compared to the third quarter of fiscal 1997. The increase is primarily attributable to costs associated with current and prior year acquisitions (net of divestiture), along with costs related to the Company's agreements to sell accounts receivable (see Note 4). Excluding these costs, selling and administrative expenses increased by approximately 3% primarily due to planned expenditures associated with IT and Year 2000 compliance costs.

On July 29, 1998, the Board of Directors approved and the Company announced the details of an extensive restructuring plan designed to improve customer service, decrease costs, increase financial flexibility and grow profitable market segments. As a result of the restructuring, the Company recorded a $27.6 million ($17.9 million after-tax) charge in the third quarter and estimates it will record a $102-$122 million ($66-$79 million after-tax) charge in the fourth quarter of fiscal 1998. The Company also estimates it will incur one-time implementation expenses of $50-$60 million over the following two years with the majority of such costs being incurred in fiscal 1999 (see Note 6.)

Operating income decreased $35.7 million for the quarter compared to the prior year's quarter. Excluding the $27.6 million restructuring charge, operating income for the quarter decreased $8.1 million or 24.9%, as compared to the same period of fiscal 1997. The decrease in operating income is primarily due to gross profit percentage declines in the Printing and Imaging business and costs associated with the $150 million agreement to sell accounts receivable which became effective on October 1, 1997. Such decreases were partially offset by the incremental contributions from acquisitions and by volume and pricing increases in the Company's base business. Operating margin (excluding restructuring charge) was 1.3% for the quarter, compared to 1.9% for the corresponding period of fiscal 1997.

Interest expense increased by $.7 million to $11.2 million during the quarter compared to the same period of the prior year. The increase was attributable primarily to higher average outstanding borrowings associated with acquisitions.

Foreign Operations

Revenues from foreign operations increased $1.9 million to $228.5 million for the three month period ended June 30, 1998, as compared to the same period of the prior year. Revenues from Canadian operations increased $5.1 million to $194.7 million, while revenues from Mexican operations increased $1.2 million to $32.0 million. The increase in Canadian and Mexican revenues was primarily the result of acquisitions and an increase in average paper pricing which was partially offset by a decrease in revenues of other foreign sales offices of $4.4 million to $1.8 million for the quarter ended June 30, 1998.

Operating income from foreign operations decreased $2.2 million to $7.7 million for the three month period ended June 30, 1998, as compared to the same period of the prior year. Canadian operating income decreased $1.7 million due primarily to a decline in the gross profit percentages in the Printing and Imaging business. Mexico and other foreign sales offices' operating income decreased $.5 million for the three month period ended June 30, 1998.

Mexico is considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. The net monetary assets at June 30, 1998 were US $43 million. As a result of the devaluation of the Mexican Peso of 5.2% for the period April 1, 1998 to June 30, 1998, the Company recorded a $424,000 charge in the third quarter of fiscal 1998.

Except as noted above, there was no material effect of foreign currency exchange rate changes on the results of operations during the period as compared to the same period of the prior fiscal year.

NINE-MONTH PERIOD ENDED JUNE 30, 1998

Revenues for this period increased $350.0 million, or 6.7%, to $5.56 billion, as compared to the same period in fiscal 1997. Current and prior year acquisitions ($368.7 million) net of divestiture of a significant portion of the United States-based Grocery Supply Systems business ($257.3 million) contributed $111.4 million of the increase. Revenues from base operations increased $238.6 million, primarily due to an estimated increase in average paper prices in the Printing and Imaging business of 3.4%, as compared to the same period last year, along with volume gains of 1.3% for Printing and Imaging and 3.7% for Supply Systems base operations.

Gross profits for this period increased by $64.4 million, or 7.3%, as compared to the same period in fiscal 1997. This increase is associated with current and prior year acquisitions ($116.6 million), net of the divestiture ($39.7 million), offset by declines of $12.5 million in base operations for the nine-month period ended June 30, 1998. The decline in base operations is due principally to a decrease in gross profit percentages in Printing and Imaging from 14.4% to 13.0%. Total gross profit as a percentage of revenues increased from 17.0% to 17.1% for the nine month period, with the decline in Printing and Imaging being offset by higher gross profit percentages from acquired companies and the Supply Systems base business.

Selling and administrative expense increased by $85.7 million, or 11.0%, for the nine-month period ended June 30, 1998, when compared with the corresponding period of fiscal 1997. The increase is primarily attributable to costs associated with current and prior year acquisitions, net of divestiture, along with costs associated with the Company's agreement to sell accounts receivable (see Note 4). Excluding these costs, selling and administrative expenses increased by approximately 1%.

In connection with the restructuring plan (see Note 6), the Company estimates that it will take a pre-tax restructuring charge of $130-$150 million in fiscal 1998 and estimates it will incur one-time implementation expenses of $50-$60 million over the following two years with the majority of such costs being incurred in fiscal 1999. During the nine month period ended June 30, 1998, the Company recorded $27.6 million ($17.9 million after tax) relating to this charge.

At the end of the first quarter of fiscal 1998, the Company recorded a $168 million ($109 million after tax) or $1.60 per share special charge for the write-off of its information technology system ("NADS") (See Note 5). In October 1997, the Company announced an in-depth study to evaluate the cost/benefit relationship of NADS, which was under development. Management concluded that NADS would not cost-effectively meet the Company's future information technology needs.

Operating income decreased $216.9 million for the nine month period, as compared to the same period of fiscal 1997. Excluding the $195.6 million special and restructuring charges, operating income for the nine-month period decreased $21.3 million, or 19.9%, as compared to the same period of fiscal 1997. Current and prior year acquisitions ($10.8 million), net of divestiture ($1.2 million), contributed an incremental $9.6 million of operating income. Operating income from base operations declined $30.9 million for the nine-month period, primarily due to gross profit percentage declines in the Printing and Imaging business and $7.7 million of incremental costs associated with agreements to sell accounts receivable. Such decline was partially offset by pricing improvement and volume increases. Operating margins (excluding restructuring and special charges) were 1.5%, compared to 2.0% for the corresponding nine-month period of fiscal 1997.

Interest expense increased by $4.9 million as compared to the first nine months of fiscal 1997. The increase was attributable to higher average outstanding borrowings primarily due to acquisitions, and to a lesser extent, increased working capital requirements.

Foreign Operations

Revenues from foreign operations increased $20.2 million to $681.8 million for the nine-month period ended June 30, 1998, as compared to the same period of fiscal 1997. Revenues from Canadian operations increased $28.6 million to $580.9 million, while revenues from Mexican operations increased $11.5 million to $95.8 million. The increase in Canadian and Mexican revenues was attributable to an increase in average paper prices and the results of acquisitions. Revenues from other foreign sales offices decreased $19.9 million to $5.1 million for the nine-month period ended June 30, 1998.

Operating income from foreign operations decreased $2.6 million to $22.3 million for the nine-month period, as compared to the same period of fiscal 1997. Canadian operating income decreased $2.2 million to $18.9 million, primarily due to the decline in gross profit percentages. Mexican operating income was flat, with the increase from acquisitions being substantially offset by the devaluation of the Mexican Peso. The other foreign sales offices' operating loss increased by $.4 million for the nine-month period ended June 30, 1998.

Mexico is considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. As a result of the devaluation of the Mexican Peso of 13.6%, the Company recorded an $869,000 charge for the nine-month period ended June 30, 1998.

Except as noted above, there was no material effect of foreign currency on the results of operations during the period as compared to the same period of the prior fiscal year.

Year 2000

The Company has created a Corporate Year 2000 Project Office which is coordinating the efforts to evaluate, identify, correct or reprogram, and test the Company's existing systems for Year 2000 compliance. The Company is taking the required steps to make its existing systems Year 2000 ready at a total estimated cost of $12 million over the two fiscal years of 1998 and 1999. For the nine-month period ended June 30, 1998, the Company has incurred $3.1 million of Year 2000 costs. The Company estimates it will spend approximately $2.5 million in the fourth quarter and is on schedule to complete its remediation efforts by May 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net cash provided by operating activities (excluding proceeds of $150 million from the sale of accounts receivable) for the nine-month period ended June 30, 1998 was $101.2 million. Included in operating activities was $22.9 million of cash expenditures in connection with the Company's fiscal 1998 special and restructuring charges and the fiscal 1996 $50 million restructuring program. Remaining restructuring and special charge cash expenditures relating to accruals as of June 30, 1998 are estimated at $26 million. Cash used for investing activities included deferred cost expenditures of $14.0 million principally related to costs associated with the information technology system referred to as NADS through December 31, 1997, capital expenditures of $24.0 million, and expenditures for acquisitions of $49.0 million. Investing activity expenditures were offset by proceeds of $73.3 million primarily associated with the sale of a significant portion of its U.S.-based Grocery Supply Systems business and proceeds received from the sale of property, resulting in a net $13.7 million used in investing activities. Cash used in financing activities included dividend payments net of proceeds from stock issued of $32.6 million and net debt reduction of $202.4 million.

On June 30, 1998, total debt of $599.0 million was outstanding. The Company had a total of $1 billion in bank credit commitments as of June 30, 1998, of which $428.2 million was unused and available.

On July 29, 1998, the Company announced that the Board of Directors approved an amendment to its credit facility (see Note 2), as well as the issuance of $300 million of senior subordinated 10-year notes anticipated to be offered to institutional investors in September. The amendment will reduce the amount of the credit facility from $1 billion to $900 million and will permit more flexible financial covenants. The immediate reduction of $100 million is due to the expectation that this additional borrowing capacity will not be needed. The amount of the credit facility will be further reduced to $600 million when the note proceeds are received. The Company's lenders have approved a covenant waiver through September 30, 1998 and the final amendment is expected to be completed in early September.

Interest costs are forecast to increase in fiscal 1999 by $8 to $10 million, due to higher rates associated with the long-term financing and an expected increase in the pricing of the Company's credit facility. Additionally, the Company announced its intention to reduce future quarterly dividends from $.20 to $.05 per share, beginning with the dividend payable in December 1998. This reduction in dividend payments is expected to reduce quarterly cash outflows by approximately $11 million.

Also, on July 29, 1998, the Company announced that it anticipates recording $102-$122 million of the $130-$150 million restructuring charge (see Note 6) in the fourth quarter of fiscal 1998. The portion of the fourth quarter charge which is expected to result in future cash expenditures is estimated to range between $70-$90 million. The non-cash charges primarily relate to the disposal of assets. In addition, the Company will incur one-time implementation expenses of $50-$60 million. The majority of the restructuring charge cash expenditures and the one-time implementation expense will be incurred in fiscal 1999.

The business impact of the anticipated changes, combined with the elimination of unprofitable business, could result in an estimated net revenue decline of $500-$700 million in 1999. Depending on the amount of the revenue decline, additional positions could be eliminated . However, upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized increase in operating income of $150-$170 million, with a return on shareholders equity approaching 14% and a return on capital of nearly 10% by the end of the year 2000.

Unisource's long-term acquisition strategy includes a commitment to achieve greater revenue balance between Printing and Imaging and Supply Systems, reduce the Company's exposure to the cyclical paper market, provide a broader range of products and services to customers, and leverage its distribution infrastructure to increase sales and profitability. However, over the next eighteen months, the Company intends to focus significant resources on the implementation of its Restructuring Plan. Accordingly, while the Company will continue to consider strategic acquisition candidates, the pace of its acquisition activity is likely to significantly decrease compared with prior years.

The majority of the Company's revenues are denominated in U.S. dollars, although the Company owns properties and conducts operations in non-U.S. facilities including Canada and Mexico. Accordingly, fluctuations in the exchange rate between the U.S. dollar and the respective currencies of the aforementioned countries could have an adverse effect on the Company.

The Company believes that operating cash flow, the financial benefits to be realized from the restructuring efforts, and its financing arrangements will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, Year 2000 compliance costs, the restructuring program and related implementation costs, other cash requirements, and future dividends.

The senior subordinated notes that Unisource anticipates offering to institutional investors in September 1998 have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

All statements, other than statements of historical fact, made in this report, including, without limitation, (i) statements relating to the implementation of the restructuring plan and the timing thereof (including the planned reduction of employees and warehouse space, and the anticipated restructuring of its Canadian and Mexican operations), the projected costs and expenses associated with the restructuring plan and the implementation thereof (including the amount and timing of the charges to be taken in connection therewith and the amount of cash to be used in connection therewith) and the financial results and benefits to be realized from, such restructuring (including projected increased operating income, increased cash flow, improved financial performance, and improved return on shareholders equity and return on capital), and the other projected ramifications of the restructuring plan (including any decrease in revenues),
(ii) statements relating to the payment of future dividends not yet declared, the consummation of the amendment to the company's credit facility, the issuance of senior subordinated notes, and other proposed future actions, (iii) implementation of the Company's Year 2000 initiative, (iv) statements concerning the Company's ability to finance current operating requirements, and (v) statements qualified by the words "believes," "anticipates," "expects," "intends," "may," "estimates," "will," and other words similar thereto, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the company believes these statements are based upon reasonable assumptions with respect to future events and circumstances, such statements are subject to risks and uncertainties which could cause actual results or circumstances to differ materially. Such risks and uncertainties include, without limitation, delays, difficulties, or increased costs associated with the implementation of the restructuring plan, the consummation of the amendment of its credit facility, the issuance of the senior subordinated notes, leverage and debt service requirements (including sensitivity to interest rate fluctuations), operating in a competitive environment, general economic conditions, delays, difficulties, or increased costs with the implementation of its Year 2000 initiative, the ability to attract and retain qualified personnel, changes or volatility in pulp and paper prices, and delays or difficulties with consolidation of its information technology systems and the upgrading of such systems to be year 2000 compliant. For further detail and information concerning such risks and uncertainties, please consult Part I, Item 1, of the company's annual report on Form 10-K for the fiscal year ended September 30, 1997, which is on file with the Securities and Exchange Commission.

                         PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
--------------------------

     TIMELY SUBMISSION OF CERTAIN STOCKHOLDER PROPOSALS
     ------------------------------------------

          The Securities and Exchange Commission ("SEC") recently amended certain rules, including its rules governing the exercise of discretionary proxy voting authority with respect to stockholder proposals submitted outside of the Rule 14a-8 procedures under the Securities Exchange Act of 1934. The amended rules provide, among other things, that a Company may exercise discretionary voting authority conferred upon it if the proponent of a stockholder proposal outside of the Rule 14a-8 procedures fails to give timely notice of the proposal.

          The amended rules provide that to be deemed timely the required notice must be received within certain time parameters established by these rules, as applied to the Company's annual meeting date and relevant provisions of the Company's charter and by-laws. The Company's Board of Directors has not yet fixed the date of the Company's 1999 Annual Meeting of Stockholders. Assuming that such meeting is held on, or within 30 days before or after, the anniversary of last year's annual meeting, notice of a stockholder proposal to be submitted outside of the procedures of Rule 14a-8, to be timely, must be received, on or after October 30, 1998 but on or before November 29, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No.       Description
          -----------       -----------
            10.14           Unisource Worldwide, Inc. Stock Option Plan for
                            employees, as amended and restated as of January 28, 1998.

            27 Financial Data Schedule for the Nine Month Period Ended June 30, 1998.

     (b)  Reports on Form 8-K

                                                 Financial
                                                 Statement
                       Item Reported               Filed         Date of Report         File Date
                       -------------               -----         --------------         ---------
     Press release disclosing second                No           April 28, 1998       April 28, 1998
      quarter fiscal 1998 financial results

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the principal financial officer of the Registrant.


                               UNISOURCE WORLDWIDE, INC.



Date:    August 14, 1998       /s/ Richard H. Bogan
                               -------------------------
                               Richard H. Bogan
                               Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

     Exhibit
     Number          Description
     ------          -----------
      10.14          Unisource Worldwide, Inc. Stock Option Plan for employees, as amended and restated as of January 28, 1998.

      27             Financial Data Schedule for the Nine Month Period Ended
                     June 30, 1998