Form 10-K
period 1998-09-30
UNISOURCE WORLDWIDE INC
filed 1998-12-21
CIK 1027282

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                      ---------   ---------

                  Commission file number         1-14482
                                          -----------------

                          UNISOURCE  WORLDWIDE, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    13-5369500
---------------------------------           --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                 1100 Cassatt Road, Berwyn, Pennsylvania 19312
                 ----------------------------------------------
         (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code   (610) 296-4470
                                                           --------------
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
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
Yes   X         No
    -----          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

On November 30, 1998, the aggregate market value of the registrant's Common Stock, $.001 par value, held by non-affiliates of the registrant was $545,906,057. Such amount was calculated by excluding all shares held by directors and executive officers without conceding that all such persons are "affiliates" of the registrant for purposes of the federal securities laws.

On November 30, 1998, there were 70,229,530 shares of the registrant's Common Stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Part II - Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Items 7 and 8, inclusive.

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 1999 are incorporated by reference in Items 10, 11, 12 and 13.

                           UNISOURCE WORLDWIDE, INC.
                                   Form 10-K
                  For the Fiscal Year Ended September 30, 1998

                                                                                Page of
                                                                               Form 10-K
                                                                               ---------
                                     Part I

Item 1.      Business........................................................      3

Item 2.      Properties......................................................     10

Item 3.      Legal Proceedings...............................................     10

Item 4.      Submission of Matters to a Vote of Security Holders.............     10

Item 4.1     Executive Officers of the Registrant............................     11

                                    Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters.........................................................     12

Item 6.      Selected Financial Data.........................................     13

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................     14

Item 8.      Financial Statements and Supplementary Data.....................     14

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................     14

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant..............     15

Item 11.     Executive Compensation..........................................     15

Item 12.     Security Ownership of Certain Beneficial Owners and Management..     15

Item 13.     Certain Relationships and Related Transactions..................     15

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.     16

                                     Part I
Item 1.  Business
         --------

Unisource Worldwide, Inc., a Delaware corporation (hereinafter referred to as "Unisource" or the "Company"), was incorporated in August 1975. Prior to December 31, 1996, Unisource was a wholly-owned subsidiary of Alco Standard Corporation ("Alco"), now known as IKON Office Solutions, Inc. ("IKON"). Effective December 31, 1996, pursuant to Alco's spin-off of Unisource, the Company became a separate public company.

Unisource is a leading distributor of Printing & Imaging papers and Supply Systems in North America. The Company distributes various types of paper, sanitary maintenance equipment and supplies, packaging equipment and supplies, shipping room supplies and food service supplies. The Company maintains a leading market position in the Printing & Imaging market with an estimated 18% share in the U.S. and 42% in Canada. The Company maintains a leading share of the Supply Systems market with an estimated 8% share in the U.S. and 12% in Canada. In fiscal 1998, Unisource generated $7.4 billion in revenues. Printing & Imaging papers and Supply Systems represented the following percentage of the Company's revenues:

                             Fiscal Year Ended September 30
                              1998        1997        1996
                            ---------   ---------   ---------
    Printing & Imaging            64%         65%         68%
    Supply Systems                36%         35%         32%


CUSTOMERS AND PRODUCTS

Printing & Imaging. Printing & Imaging revenues were $4.7 billion in fiscal 1998, or 64% of the Company's total revenues. The Printing & Imaging business involves the sale and distribution of high quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as corporate and retail copy centers, in-plant print facilities, government institutions and other paper-intensive businesses. These products are used in a variety of catalogs, brochures, advertising supplements, annual reports, business forms and other imaging or copying requirements.

Supply Systems. Supply Systems revenues were $2.7 billion in fiscal 1998, or 36% of the Company's total revenues. The Supply Systems business involves the sale and distribution of a broad range of supplies, equipment and service, principally to manufacturers, food processors and retail and other institutional customers. Products distributed include disposable paper and plastic products; sanitary maintenance supplies and equipment such as towels, tissues, can liners and sanitation chemicals; packaging supplies and equipment such as carton erectors, baggers and fillers as well as films, shrinkwrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and foodservice supplies such a films and food wraps, food containers and disposable apparel for foodservice workers.

Unisource serves a diverse customer base, from both a geographic and industry perspective. The Company believes that the critical factors for success in the markets in which it competes include prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services in the Printing & Imaging and Supply Systems businesses. The Company offers next day service to most customer locations and has the capability of delivering special orders on short notice. The Company has more than 3,000 sales and marketing representatives that actively market current and new product offerings to fulfill customer requirements. Unisource's extensive distribution network and national presence enable it to service national accounts, and the Company's large size gives it important economies of scale in purchasing and other functions.

No single customer accounted for more than 2% of Unisource's sales for its fiscal year ended September 30, 1998.

DISTRIBUTION AND LOGISTICS

Unisource distributes Printing & Imaging and Supply Systems products from warehouses located throughout North America and through mill-direct deliveries (i.e., deliveries directly from manufacturers to Unisource customers). Supply Systems products are distributed primarily through Unisource warehouses. Approximately 47% of the Company's $4.7 billion of Printing & Imaging revenues in fiscal 1998 were effected through its own distribution facilities, and 53% were mill-direct deliveries. The quantity of goods ordered and delivery lead times are the primary factors involved in determining whether an order will be filled from the warehouse or directly shipped from a mill.

STRATEGY

Restructuring and Business Improvement Actions

On July 29, 1998, Unisource announced an extensive restructuring program designed to improve service to customers, decrease costs, increase financial flexibility and grow profitable market segments. The Company recorded a $131.5 million pre-tax restructuring charge in fiscal 1998 (see Item 8, Note 15 to the Consolidated Financial Statements of the Annual Report).

The restructuring plan is comprised of six major initiatives:

 . Moving from a highly decentralized regional structure to a centrally managed functional organization.

 . Separating and functionally aligning the field sales and distribution responsibilities within each market area.

 . Creating an efficient "hub-and-spoke" distribution network that reduces the total number of U.S. locations by approximately 40% (from 424 to 253) and facilities space by approximately 20%.

 . Expanding the Company's Customer Service Center concept and aligning customer service within the sales organization.

 . Establishing a new corporate marketing function to drive focused marketing initiatives throughout the organization.

 . Creating a corporate procurement department to direct company-wide purchasing and national contracts.

As a result of the new organizational structure and hub-and-spoke configuration, Unisource expects to reduce its U.S. workforce by more than 1,500 or approximately 15%.

When fully implemented, management believes the restructuring plan will result in an annual operating income improvement of $150-170 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 15 of Unisource's Consolidated Financial Statements of the Annual Report, which describes the estimated costs and benefits of the restructuring plan.

In prior years, acquisitions played an important role in the Unisource growth strategy. The Company's traditional operating philosophy was to give newly acquired business units significant autonomy. As a result, acquisitions were not immediately integrated and many of the companies acquired over the past few years were managed independently. The Company's current focus is on the integration of previously acquired companies into the core operation rather than on additional acquisitions.

Unisource's long-term strategy includes a focus on its U.S. and Canadian businesses, as well as a commitment to increase the contribution of its Supply System business, increase account penetration through sales segmentation and cross selling and leverage its distribution infrastructure to increase sales and profitability.

Unisource is pursuing this long-term strategy through the following means:

Focus on its U.S. and Canadian Businesses
-----------------------------------------

Unisource has streamlined its operations from five U.S. regions and 150 divisions to 14 market areas that report directly to corporate headquarters. In addition, based upon emerging market disruptions, the weakening peso and the concern that Mexico would not meet the Company's long-term return requirements, Unisource announced in September 1998 that it intends to divest its business in Mexico and focus on its U.S. and Canadian operations. Proceeds from the divestiture will be reinvested to grow the U.S. and Canadian businesses and to reduce debt.

Increased Contribution from Supply Systems
------------------------------------------

Unisource is committed to increase, through internal growth, the contribution from its Supply Systems business. The Supply Systems market is highly fragmented and is comprised of many small competitors that do not have the broad infrastructure, economies of scale and breadth of product line enjoyed by Unisource. By increasing its focus on the Supply Systems market, the Company believes its will establish greater revenue balance between the Supply Systems and Printing & Imaging businesses, reduce its exposure to the cyclical business trends associated with the paper industry and enhance overall gross margins.

Increase Account Penetration through Sales Segmentation and Cross Selling
-------------------------------------------------------------------------

Unisource's goal is to provide a broad range of products and services to customers, and to increase its share of each customer's purchases within that product range. This will be achieved by a combination of sales segmentation and cross selling.

Through sales segmentation, each member of the company's sales force will focus on one of three product specialties: Printing & Imaging, Packaging, and Maintenance Supplies, increasing their value to the customer by virtue of their specialized knowledge of the customer's needs.

Through cross selling, Unisource will maximize account penetration by assembling a group of segment specialists to provide a broad-based solution for customers.

This combination of sales segmentation and cross selling enables Unisource to match the know-how of the company's specialized competitors while adding value as a single-source supplier.

Leverage its Distribution Infrastructure to Increase Profitability
------------------------------------------------------------------

Hub warehouses will stock a full range of products while spoke warehouses will stock frequently ordered items and customer-specific products. The "hub-and-spoke" warehouse network will allow the Company to maintain a substantially reduced inventory investment while still providing next-day delivery in all of Unisource's markets.

SOURCE OF SUPPLY

The Company's Printing & Imaging suppliers include the major North American paper producers. The Company's ten largest suppliers accounted for more than 80% of its Printing & Imaging purchases in fiscal 1998, and Unisource is one of the leading Printing & Imaging customers for each of its ten largest suppliers. Unisource does not anticipate a supply interruption from any significant Printing & Imaging provider. However, if any such termination were to occur, management believes the Company would be able to arrange comparable alternative supply arrangements.

The Company has numerous Supply Systems suppliers. The Company's twenty largest suppliers accounted for more than 40% of Supply Systems product purchases and Unisource is one of the leading Supply Systems customers for most of its major suppliers. Unisource does not anticipate a supply interruption from any significant Supply Systems relationships. However, if any such termination were to occur, management believes the Company would be able to arrange comparable alternative supply arrangements.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS; SENSITIVITY TO PAPER PRICES

Unisource's revenues and net income have fluctuated from quarter to quarter due to a combination of factors, including changes in pulp and paper prices. Changes in pulp and paper prices can significantly impact the Company's Printing & Imaging business, which accounted for 64% of revenues in fiscal 1998. In fiscal 1995, average prices for the Company's Printing & Imaging products increased by more than 24% over average fiscal 1994 levels. In fiscal 1996 and 1997, average pricing decreased by 5% and 8%, respectively compared to the immediately preceding fiscal year. In fiscal 1998, average pricing increased 1.5% as compared to fiscal 1997.

Rising pulp and paper prices can produce higher gross profits, and generally represent favorable market conditions, for Unisource, especially when market conditions allow the Company to quickly pass along increased product costs to customers and maintain gross trading margin percentage. However, in fiscal 1998, operating results were adversely affected by increases in paper prices because the Company was unable to pass the increases on to customers due to price competition in the industry.

Declining pulp and paper prices produce lower revenues and gross profits for Unisource even when volume and trading margin percentages remain constant.
The resulting decrease in revenues and gross profits provide less coverage for the Company's fixed expenses. Declines in pulp and paper prices also may alter purchasing patterns and cause customers to defer paper purchases and/or deplete inventory levels until long-term price stability occurs.

Unisource's results may be adversely affected in the future by pulp and paper price changes. Although the Company does not produce paper products and are not directly exposed to the production and raw materials risk associated therewith, industry overcapacity and overproduction by paper suppliers also adversely affect the Company's revenues and net income to the extent such factors produce lower paper prices.

COMPETITION

The Company's Printing & Imaging and Supply Systems businesses operate within highly competitive markets. One of the characteristics that both markets share is strong price competition. The Company's Printing & Imaging competitors consist of the distribution units of large paper manufacturers (e.g., International Paper's xpedx and Champion's Nationwide Paper) and independent distributors. While Unisource is one of the largest distributors in this market, certain Printing & Imaging competitors, principally the distribution units of large paper manufacturers, may have greater total financial, purchasing and/or sourcing power than Unisource. In the more fragmented Supply Systems business, Unisource competes with a large number of local and regional distributors, as well as the larger mill-owned distribution companies. The Company believes that the principal competitive factors in these markets include price, responsiveness to customer needs, quality of customer service and the range of products maintained in inventory.

INTERNATIONAL OPERATIONS

Unisource has operations in every major province of Canada and throughout Mexico. During fiscal 1998, the Company's international revenues were $905 million, including $773 million attributable to Canadian operations, $125 million attributable to Mexican operations (see "Acquisitions and Divestitures" below) and $7 million in revenues attributable to other foreign sales offices. In fiscal 1998, foreign operations represented approximately 12% of revenues. At September 30, 1998, approximately 16% of total assets were attributable to these operations.

For further information regarding international operations, see Item 8, Note 17 to the Consolidated Financial Statements of the Annual Report and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. There are certain risks attendant to foreign operations, including, but not limited to, risks with respect to currency fluctuations and the political environment.

ACQUISITIONS AND DIVESTITURES

As discussed in "Strategy -- Restructuring and Business Improvement Actions" above, Unisource's current focus is on the integration of previously acquired companies into the core operation rather than on additional acquisitions.

In fiscal 1998, Unisource acquired six companies (predominantly Supply Systems) with approximately $20 million in annualized revenues.

In September 1998, Unisource announced its intent to divest its business in Mexico and focus on its U.S. and Canadian operations. The decision was based on emerging market disruptions, the weakening peso and the concern that Mexico would not meet the Company's long-term return requirements. Revenues in Mexico totaled $125 million in fiscal 1998. The Company is actively marketing the business and does not anticipate regulatory or other obstacles to a sale. As a result of the planned sale, the Company recorded a pre-tax valuation charge of $70 million in fiscal 1998 (see Item 8, Note 15 to the Consolidated Financial Statements of the Annual Report).

In October 1997, the Company divested its U.S. Grocery Supply Systems ("GSS") business. Unisource entered this business in 1993 and grew it to nearly $300 million in revenues. However, this business was unprofitable and unlikely to achieve adequate returns in the near future. Sales to grocery stores are integrated into the core operations in Canada and represent nearly 25% of that region's Supply Systems revenues. In addition, the Company sold two other divisions with annual revenues of approximately $40 million in fiscal 1997 as part of the restructuring plan.

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

INFORMATION TECHNOLOGY SYSTEM

Unisource made significant investments in the design, testing and implementation of its proposed enterprise-wide information technology system (North American Distribution System - "NADS"). This SAP-based system had been under development since 1994. In fiscal 1998, based upon an in-depth study to reevaluate the system, the Company concluded that the system would not cost effectively meet its future information technology needs. Consequently, the Company recorded a $168 million pre-tax charge to write-off all associated deferred costs and to accrue for existing outsourcing contracts and other related costs (see Item 8, Note 15 to the Consolidated Financial Statements of the Annual Report).

Unisource is now utilizing a number of existing information systems that it believes are adequate for current needs. However, the Company intends to continue to significantly modify these systems in order to meet anticipated future needs. Major steps under way to modify the systems include further consolidation of IT platforms, establishing a centralized data processing center and upgrading or remediating current systems for Year 2000 compliance.

Unisource entered fiscal 1998 with 23 major systems and 27 smaller systems resulting from acquisitions in recent years. The Company plans to consolidate these systems into fewer platforms, and ultimately to migrate to one company-wide system. Unisource anticipates that more than 20 of its smaller-scale systems will be eliminated as a result of restructuring-related facility closures and consolidations.

As the various IT platforms are consolidated, the operations will be migrated to a newly established corporate data processing center. This strategy eliminates redundant costs and facilitates standardization. Currently about 15% of the operations are managed from the data center.

EMPLOYEES

Unisource employs approximately 13,400 people, of whom approximately 15% are unionized. In the United States, approximately 14% of the Company's employees are unionized. There are 51 separate collective bargaining agreements in the U.S., with a total of eight unions covering 1,478 employees; 11% of these unionized employees are covered under collective bargaining agreements with the International Brotherhood of Teamsters. In Canada and Mexico, approximately 13% and 28%, respectively, of the employees are unionized under collective bargaining agreements.

Approximately 80% of Unisource's total workforce is employed in the United States, 14% of the work force is in Canada and the remaining 6% is in Mexico. There have been no work stoppages or threatened work stoppages in recent years. Unisource believes its relations with its employees and unions are good.

See  "Strategy--Restructuring and Business Improvement Actions" above.

PROPRIETARY MATTERS

Unisource uses a number of trademarks, service marks, and trade names which are important to its business. The Unisource name and logo and the mark, "One Source. Many Solutions," are Unisource's most important marks. Unisource uses these marks throughout its business. The trademark on the Unisource name and logo is registered throughout North America, and the mark "One Source. Many Solutions" is registered in the United States and Canada with the Spanish version of such mark being registered in Mexico. Unisource's rights in these marks may generally be renewed an unlimited number of times. Other trademarks and trade names which the Company uses in its business are registered throughout North America and certain of which are maintained in other countries.

ENVIRONMENTAL REGULATION

The primary business of Unisource is distribution, which does not generate significant hazardous waste. Unisource's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. In addition, the Company markets a line of chemical cleaning, sanitation, and maintenance compounds under the "National Sanitary Supply Co." proprietary label. Sales of such products during fiscal 1998 were less than 1% of Unisource's consolidated revenues. Most of these products are manufactured by the Company in its facility in Los Angeles, with some being manufactured for the Company under contract. Federal, state and local provisions relating to the protection of the environment or the discharge of hazardous materials have not had, and are not expected to have, a material adverse effect on Unisource's capital expenditures, liquidity, earnings or competitive position.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, made in, or incorporated into, this report including, without limitation, (i) statements relating to the implementation of the restructuring plan and the timing thereof (including the planned reduction of employees, facilities closures, and reduction of warehouse space), the projected costs and expenses associated with the restructuring plan and the implementation thereof and the financial results and benefits to be realized from such restructuring (including projected increased operating income and improved financial performance), (ii) statements relating to the planned divestiture of its Mexican operations and the benefits to be derived therefrom, (iii) statements relating to the modification and consolidation of its information technology systems, including its remediation of such systems for Year 2000 compliance and (iv) statements qualified by the words "believes," "anticipates," "expects," "intends," "may," "estimates," "will," and other words similar thereto, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes these statements are based upon reasonable assumptions with respect to future events and circumstances, such statements are subject to risks and uncertainties which could cause actual results or circumstances to differ materially. Such risks and uncertainties include, without limitation, delays, difficulties, or increased costs associated with the implementation of the restructuring plan, the ability to find a buyer for its Mexican operations and to sell such operations upon terms favorable to the Company, leverage and debt service requirements (including sensitivity to interest rate fluctuations), operating in a competitive environment, general economic and market conditions, the ability to attract and retain qualified personnel, changes or volatility in pulp and paper prices, and delays or difficulties with the consolidation of its information technology systems and the upgrading of such systems to be year 2000 compliant. For further detail and information concerning such risks and uncertainties, see the above description of the Company's business.

Item 2.  Properties
         ----------

Unisource leases its current principal executive office, located in Berwyn, Pennsylvania. This facility consists of approximately 44,000 square feet of office space.

As of September 30, 1998, Unisource had a total of 455 facilities in North America, consisting of 148 primary warehouses (greater than 30,000 square feet), 155 other warehouses, 69 retail locations, 11 U.S. regional customer service centers and 72 offices and other facilities. Of the total facilities, 397 were located in the United States, 34 in Canada, and 24 in Mexico. Of the total facilities, leased facilities comprised approximately 13.1 million square feet of space and owned facilities comprised approximately 5.7 million square feet of space.

As of November 30, 1998, in connection with the Company's restructuring plan (see Item 1 - "Business" - Strategy), the total number of facilities in North America has been reduced to 427. Such facilities consist of 144 primary warehouses, 145 other warehouses, 67 retail locations, 11 U.S. regional customer service centers and 60 offices and other facilities. Of the total facilities, 369 are located in the U.S., 34 in Canada and 24 in Mexico. In accordance with the restructuring plan, the Company will continue to consolidate its U.S. facilities. Upon full implementation of the restructuring plan, the Company expects to operate 253 facilities in the U.S.

Unisource believes that such facilities are generally suitable for the operation of its business. However, the net reduction in the number of facilities in connection with the restructuring plan will allow the Company to reduce its operating costs. Productive capacity and extent of utilization of Unisource's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies from time to time depending upon the nature of the product that is being distributed, the degree of automation and the utilization of the labor force in the facility. If necessary, Unisource believes it maintains the flexibility to expand its distribution capacity to meet increased customer demand.

Item 3.  Legal Proceedings
         -----------------

Unisource is party to litigation arising in the ordinary course of business. Unisource does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 4.1  Executive Officers of the Registrant
          ------------------------------------

The executive officers of Unisource are as follows:

   Name                Age     Position and Professional Experience
   ----                ---     ------------------------------------
Ray B. Mundt.......... 70      Chairman and Chief Executive Officer (August
                               1996-Present), Unisource; Chairman (1986-1995),
                               Chief Executive Officer (1980-1993) and President
                               (1974-1988), Alco

Richard H. Bogan...... 47      President and Chief Financial Officer (October
                               1998 - Present), Senior Vice President and Chief
                               Financial Officer (August 1997 - October 1998),
                               Unisource; Senior Vice President - Finance,
                               Strategy and Information Systems (1995-1997),
                               Philip Morris Miller Brewing Division; Vice
                               President - Information Systems and Financial
                               Analysis (1994-1995), Vice President - Corporate
                               Audit (1992-1994), Director - Corporate Audit
                               (1986-1992), Philip Morris

Hugh G. Moulton....... 65      Executive Vice President and Chief Administrative
                               Officer (January 1997 - Present), Unisource;
                               Executive Vice President (1992-1996), General
                               Counsel (1979-1994), Senior Vice President
                               Administration (1983-1992), Alco

Thomas A. Decker...... 52      Senior Vice President, General Counsel and
                               Secretary (January 1997 - Present), Unisource;
                               Executive Vice President, Chief Operating Officer
                               and General Counsel (1996-1997), Executive Vice
                               President and General Counsel (1994-1996), Vice
                               President, General Counsel and Secretary (1991-
                               1994), Saint-Gobain Corporation; Vice President,
                               General Counsel and Secretary (1974-1991),
                               Certainteed Corporation

Kenneth F. Vuylsteke.. 52      Senior Vice President - Sales (August 1998 -
                               Present), Unisource; Executive Vice President
                               (1992-1998), National Sanitary Supply Company

George D. Timchal..... 46      Senior Vice President - Procurement (August 1998 -
                               Present), Unisource; Vice President Sourcing &
                               Procurement (1996-1998), Sunbeam Corporation;
                               Director - Procurement (1986-1996), Scott Paper
                               Company

Kathleen M. Burns..... 46      Vice President and Treasurer (January 1997 -
                               Present), Unisource; Vice President (1994-1996)
                               and Treasurer (1989-1996), Alco

Robert M. McLaughlin.. 41      Vice President Finance (November 1998 - Present),
                               Vice President and Controller (May 1997 -
                               November 1998), Controller (1993-1997), Assistant
                               Controller (1992-1993), Unisource

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
         ---------------------------------------------------------------------

The Company's Common Stock is listed and traded on the New York, Philadelphia and Chicago Stock Exchanges (symbol: UWW). The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Company's common stock together with information concerning cash dividends paid per share during those periods. The high and low sale prices for each quarterly period since the Company commenced "when issued" trading are:

                                             Dividends
Fiscal 1998              High       Low     Per Share (2)
--------------------   --------   -------   -------------
Fourth Quarter           11 1/2     5 5/8            .20
Third Quarter            14 3/16   10 1/2            .20
Second Quarter           15 15/16  12 1/8            .20
First Quarter            20 1/8    13 5/8            .20

Fiscal 1997
--------------------
Fourth Quarter           19 3/4    16 7/16           .20
Third Quarter            17 3/4    13 3/4            .20
Second Quarter           22 5/8    15 3/8            .20
First Quarter (1)        22 1/8    18 5/8              -

(1) On December 9, 1996, the Company commenced "when issued" trading, which continued through December 31, 1996, at which time the spin-off from IKON became effective, and the stock began "regular way" trading on January 2, 1997.

(2) As part of the restructuring plan, Unisource announced a quarterly dividend reduction to $0.05 per share or $.20 per share annually, beginning with the dividend payable in December 1998.

On November 30, 1998, the last sale price for the Company's Common Stock was $7-7/8. As of November 30, 1998, the Company had 10,464 shareholders of record of its Common Stock.

Item 6.  Selected Financial Data
         -----------------------

The following table summarizes certain selected historical consolidated financial information of Unisource that has been derived from the audited consolidated financial statements of Unisource for each of the five years in the period ended September 30, 1998. The financial information may not be indicative of Unisource's future performance. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Unisource's Consolidated Financial Statements and notes thereto of the Annual Report.

(in millions, except per share data)
                                                1998         1997         1996        1995        1994
                                             -----------   ---------   ----------   ---------   ---------
Revenues:
  Printing & Imaging                         $  4,715.3     $4,591.0    $4,782.2     $5,048.2    $4,112.3
  Supply Systems                                2,702.0      2,517.4     2,240.6      1,939.1     1,644.2
                                             ----------     --------    --------     --------    --------
Total Revenues                                  7,417.3      7,108.4     7,022.8      6,987.3     5,756.5
                                             ==========     ========    ========     ========    ========
Gross Profit:
  Printing & Imaging                              603.2        647.7       665.9        684.0       600.6
  Supply Systems                                  641.8        548.9       460.7        378.1       330.2
                                             ----------     --------    --------     --------    --------
Total Gross Profit                              1,245.0(1)   1,196.6     1,126.6      1,062.1       930.8
                                             ----------     --------    --------     --------    --------
Expenses:
  Selling and administrative                    1,156.0      1,051.9       942.1        855.8       782.3
  Special charges                                 346.5(1)         -        50.0(1)         -           -
                                             ----------     --------    --------     --------    --------
Total Expenses                                  1,502.5      1,051.9       992.1        855.8       782.3
                                             ----------     --------    --------     --------    --------
Income (loss) from operations                    (257.5)       144.7       134.5        206.3       148.5
   Interest expense                                45.5         41.6        31.5         33.6        26.2
                                             ----------     --------    --------     --------    --------
Income (loss) before income taxes and
 cumulative effect of accounting change          (303.0)       103.1       103.0        172.7       122.3
Income tax expense (benefit)                      (71.2)        44.4        43.0         67.5        47.8
                                             ----------     --------    --------     --------    --------
Income (loss) before cumulative effect
 of accounting change                            (231.8)        58.7        60.0        105.2        74.5
Cumulative effect of change in method
 of accounting for income taxes                       -            -           -            -        14.0
                                             ----------     --------    --------     --------    --------
Net income (loss)                            $   (231.8)    $   58.7    $   60.0     $  105.2    $   88.5
                                             ==========     ========    ========     ========    ========
Basic earnings (loss) per share(2)           $    (3.36)    $    .88           -            -           -
Diluted earnings (loss) per share(2)              (3.36)         .87           -            -           -
Pro Forma earnings per share(2)                       -            -    $    .81            -           -
Dividends per share                                 .80          .60(3)        -            -           -

------------------
(1) See Note 15 to the Consolidated Financial Statements, included as an Exhibit to this Form 10-K, for a description of special charges. Additionally, gross profit has been adjusted for a $23 million inventory write-down which was recorded as part of the restructuring plan.

(2) Historical earnings per share has been omitted for the fiscal years 1994 through 1996 because Unisource was a wholly-owned subsidiary of IKON during these periods and was recapitalized as part of the spin-off. Pro forma earnings per share for fiscal 1996 was calculated as if the spin-off had occurred on October 1, 1995. See Note 3 to the Company's Consolidated Financial Statements per "Item 8" within this Form 10-K.

(3) Represents dividends for three quarters (January 1, 1997 through September 30, 1997).

         -------------------------------

(in millions, except employees)
                                       1998        1997         1996       1995       1994
                                     --------   -----------   --------   --------   --------
SUPPLEMENTARY INFORMATION
Capital expenditures                 $   29.7   $   25.3      $   35.8   $   50.1   $   33.9
Depreciation and amortization            58.2       46.8          40.0       33.4       32.5
Working capital                         466.0      667.4         750.8      815.1      549.8
Total assets                          1,966.7    2,558.8       2,191.7    2,019.0    1,720.0
Total debt                              510.0      806.9(1)       60.3       71.0       75.2
Total stockholders' equity              698.4      984.4         935.5      415.9      353.5
Employees (unaudited)                  13,400     14,200        11,800     11,800     11,200
                                     --------   --------      --------   --------   --------

(1) Increase in debt from 1996 to 1997 relates to the recapitalization of Unisource in connection with the Company's spin-off from IKON effective December 31, 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Incorporated herein by reference are pages 26 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 (the "1998 Annual Report"), which pages are included as part of Exhibit 13 to this Form 10-K.

Item 7A.  Market Risk Disclosures
          -----------------------
Incorporated herein by reference is page 31 of the 1998 Annual Report, which page is included as part of Exhibit 13 to this Form 10-K.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
Incorporated herein by reference are pages 10 through 25 of the 1998 Annual Report, which pages are included as part of Exhibit 13 to this Form 10-K.

Incorporated herein by reference is the Quarterly Financial Summary on page 34 of the 1998 Annual Report, which page is included as part of Exhibit 13 to this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item, except that which is presented in Item
4.1 in Part I above, is included in the sections entitled "Nominees for Election as Directors" on pages 1 through 2 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is included in the sections entitled "Executive Compensation" on pages 4 through 8, "Human Resources Committee Report on Executive Compensation" on pages 8 through 10, and "Performance of Unisource Common Stock" on page 11 of the Proxy Statement and is incorporated herein by reference.

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
         ---------------------------------

     The following consolidated financial statements of Unisource Worldwide, Inc., included in the Annual Report to Shareholders for the fiscal year ended September 30, 1998, are incorporated by reference in Item 8 of Part II of this Form 10-K.

     Consolidated Statements of Income - fiscal years ended September 30, 1998, 1997 and 1996;

     Consolidated Balance Sheets - as of September 30, 1998 and 1997;

     Consolidated Statements of Changes in Stockholders' Equity - fiscal years ended September 30, 1998, 1997 and 1996;

     Consolidated Statements of Cash Flows - fiscal years ended September 30, 1998, 1997 and 1996;

     Notes to Consolidated Financial Statements - September 30, 1998.

 2.  Financial Statement Schedules
     -----------------------------

     Schedule II - Valuation and Qualifying Accounts for fiscal years ended September 30, 1998, 1997 and 1996 is included on page 16 of this Form 10-K.

     Other schedules have been omitted because they are not applicable or the required information is shown in or can be derived from the financial statements and notes thereto.

                           UNISOURCE WORLDWIDE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the years ended September 30, 1998, 1997 and 1996
                                 (in thousands)


                                                                  Column C
             Column A                    Column B                 Additions                        Column D         Column E
           ------------                 ----------         -------------------------------       -------------     ------------
                                        Balance at         Charged to         Charged to          Additions        Balance at
                                        Beginning          Costs and            Other           (Deductions)         End of
           Description                  of Period           Expenses         Accounts(1)        (Describe)(2)        Period
           -----------                  ----------         ------------     --------------      --------------     -----------
Year ended September 30, 1998:
  Allowance for doubtful accounts         $24,583            $12,686           ($2,423)            $(12,133)      $22,713

Year ended September 30, 1997:
  Allowance for doubtful accounts          19,927             15,232             3,037              (13,613)       24,583

Year ended September 30, 1996:
  Allowance for doubtful accounts          15,772             17,204             4,009              (17,058)       19,927

-------------

(1) Represents effect of beginning balances of acquired companies, net of divestitures.
(2)  Represents amounts written off as uncollectible, net of recoveries.

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

 10.2 Unisource Worldwide, Inc. Directors' Stock Option Plan (as amended and restated as of January 28, 1998), incorporated by reference to Exhibit 99 to Form S-8 filed on August 13, 1998
               (file #333-61347).

 10.3 Unisource Worldwide, Inc. Supplemental Employee Retirement Plan, incorporated by reference to Form 10 Registration Statement dated
               November 26, 1996 (file #1-14482).

 10.4          Information Technology Services Agreement between Unisource and
               Integrated Systems Solutions Corporation, incorporated by reference to Exhibit 10.19, Alco Standard Corporation Form 10-K for fiscal year ended 1995. See Termination Agreement relating hereto (Exhibit 10.17).

 10.5          Benefits Agreement between Alco Standard Corporation and
               Unisource dated November 20, 1996, incorporated by reference to Form 10 Registration Statement dated November 26, 1996 (file #1-
               14482).

 10.6 Unisource Worldwide, Inc. Incentive Compensation Plan, (as amended and restated as of January 28, 1998) incorporated by reference to Exhibit 99 to Form S-8 Registration Statement filed on August 13, 1998 (File #333-61349).

 10.7          Partners Stock Purchase Plan, incorporated by reference to Form
               S-8 Registration Statement dated December 13, 1996 (file #333-
               17947).

 10.8 Restricted Stock Plan for Directors (as amended and restated as of January 28, 1998), incorporated by reference to Exhibit 99 to Form S-8 Registration Statement filed on August 13, 1998 (file
               #333-61359).

 10.9          1997 Deferred Compensation Plan, incorporated by reference to
               Form 10 Registration Statement dated November 26, 1996 (file #1-
               14482).

 10.10         Amended and Restated Credit Agreement among Unisource, Unisource
               Capital Corporation, Unisource Canada, Inc., the Chase Manhattan
               Bank, as administrative agent, and the lenders party thereto, dated September 25, 1998.

 10.11         Partners Loan Program, incorporated by reference to Form 10
               Registration Statement dated November 26, 1996 (file #1-14482).

 10.12         Southpoint Five Office Building Lease agreement dated February 1,
               1997 by and between Terramics/Southpoint Associates V Limited
               Partnership and Unisource, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 (file # 1-14482).

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

 10.14 Unisource Worldwide, Inc. Stock Option Plan for employees, as amended and restated as of January 28, 1998, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (file # 1-14482).

 10.15 Unisource Worldwide, Inc. Retirement Savings Plan incorporated by reference to Form S-8 Registration Statement filed on August 13,
               1998 (file #333-61345).

 10.16         Receivables Sale Agreement dated as of October 1, 1997 among
               Unisource Worldwide, Inc., Asset Securitization Cooperative
               Corporation and Canadian Imperial Bank of Commerce, incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form
               10-Q for the quarter ended December 31, 1997 (file # 1-14482).

 10.17         Termination Agreement between Unisource Worldwide, Inc. and
               International Business Machines Corporation dated July 1, 1998.

 13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998 specifically incorporated by reference as part of this Form 10-K.

 21            Subsidiaries of the Registrant

 23            Consent of Ernst & Young LLP, Independent Auditors

 24.1          Form of Power of Attorney Executed by Certain Directors of
               Unisource Worldwide, Inc.

 27            Financial Data Schedules

(b)   Reports on Form 8-K
      -------------------

                                                               Financial
                                                               Statement         Date of
                      Items Reported                             Filed            Report          File Date
                      --------------                             -----            ------          ---------
      Unisource issued five press releases:                       No          July 29, 1998     July 29, 1998

          Press release reporting third quarter earnings;

          Press release announcing restructuring details;

          Press release announcing the approval of the quarterly dividend;

          Press release announcing Senior Vice President of
          Sales;

          Press release announcing Senior Vice President of
          Procurement.

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


                                        Unisource Worldwide, Inc.
                                        -------------------------
                                        (Registrant)


                                 By:    /s/ Robert M. McLaughlin
                                        ------------------------
                                        Robert M. McLaughlin
                                        Vice President Finance

                                 Date:  December 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                              Date
---------               -----                              ----
                        Chairman, Chief Executive Officer  December 21, 1998
----------------------
Ray B. Mundt            and Director

                        President and Chief Financial      December 21, 1998
----------------------
Richard H. Bogan        Officer

                        Vice President Finance             December 21, 1998
----------------------
Robert M. McLaughlin    (Principal Accounting Officer)

                        Director                           December 21, 1998
----------------------
Gary L. Countryman*

                        Director                           December 21, 1998
----------------------
Paul J. Darling, II*

                        Director                           December 21, 1998
----------------------
James J. Forese*

                        Director                           December 21, 1998
----------------------
James P. Kelly*

                        Director                           December 21, 1998
----------------------
Dana G. Mead*

                        Director                           December 21, 1998
----------------------
Rogelio G. Sada*

                        Director                           December 21, 1998
----------------------
James W. Stratton*


* By /s/ Thomas A. Decker, Senior Vice President, General Counsel and Secretary, as attorney in-fact pursuant to power of attorney filed as an exhibit to this Form 10-K.

                           Unisource Worldwide, Inc.

        Annual Report on Form 10-K for the Year Ended September 30, 1998


                                 Exhibit Index
                                 -------------

Exhibit No.    Description
-----------    -----------
10.10          Amended and Restated Credit Agreement among Unisource, Unisource
               Capital Corporation, Unisource Canada, Inc., the Chase Manhattan
               Bank, as administrative agent, and the lenders party thereto, dated
               September 25, 1998.

10.17          Termination Agreement between Unisource Worldwide, Inc. and
               International Business Machines Corporation dated July 1, 1998.

13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998

21             Subsidiaries of the Registrant

23             Consent of Ernst & Young LLP, Independent Auditors

24.1           Form of Power of Attorney Executed by Certain Directors of Unisource

27             Financial Data Schedule for the Twelve Months Ended
               September 30, 1998

27 (a)         Financial Data Schedule for the Twelve Months Ended
               September 30, 1997