Form 10-Q
period 1998-12-31
UNISOURCE WORLDWIDE INC
filed 1999-02-16
CIK 1027282

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or
                                           -----------------
[_] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to
                                                   -------------  --------------

Commission file number      1-14482
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

Yes   X        No
   ------        -----
* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
   -----         -----

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

Common Stock, par value $0.001                                 70,187,376 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - December 31, 1998      3-4
            and September 30, 1998

            Condensed Consolidated Statements of Income - Three-Month        5
            Periods Ended December 31, 1998 and December 31, 1997

            Condensed Consolidated Statements of Cash Flows - Three-         6
            Month Periods Ended December 31, 1998 and December 31, 1997

            Notes to Condensed Consolidated Financial Statements -         7-9
            December 31, 1998

  Item 2.   Management's Discussion and Analysis of Results               10-15
            of Operations and Financial Condition and Liquidity

PART II.  OTHER INFORMATION
---------------------------

  Item 4.   Submission of Matters to a Vote of Security Holders            16

  Item 6.   Exhibits and Reports on Form 8-K                               17



SIGNATURE                                                                  18
---------



INDEX TO EXHIBITS                                                          19
-----------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par values and shares)


                                                                  DECEMBER 31,           SEPTEMBER 30,
ASSETS                                                                1998                   1998
---------------------------------------------------------    --------------------    -------------------
CURRENT ASSETS
   Cash                                                                $   22,319             $   49,960
   Accounts receivable, net                                               560,504                640,443
   Inventories                                                            371,064                353,270
   Prepaid expenses and deferred taxes                                     84,368                 87,746
                                                             --------------------    -------------------
      Total current assets                                              1,038,255              1,131,419
                                                             --------------------    -------------------

LONG-TERM RECEIVABLES                                                       3,612                  5,723

PROPERTY AND EQUIPMENT, AT COST                                           431,001                428,884
   Less accumulated depreciation                                          209,620                201,599
                                                             --------------------    -------------------
                                                                          221,381                227,285
                                                             --------------------    -------------------

GOODWILL                                                                  576,532                580,932
DEFERRED COSTS AND OTHER ASSETS                                            22,052                 21,292
                                                             --------------------    -------------------

                                                                       $1,861,832             $1,966,651
                                                             ====================    ===================


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                  (In thousands, except par values and shares)


                                                                   DECEMBER 31,           SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1998                    1998
----------------------------------------------------------     ------------------     -------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                   $    1,133              $    1,155
   Notes payable                                                            6,052                   3,651
   Trade accounts payable                                                 374,850                 451,123
   Accrued salaries, wages and commissions                                 27,741                  40,520
   Restructuring costs                                                     58,032                  61,588
   Other accrued expenses                                                 103,202                 107,356
                                                               ------------------     -------------------
      Total current liabilities                                           571,010                 665,393
                                                               ------------------     -------------------

LONG-TERM DEBT                                                            497,018                 505,199

OTHER LIABILITIES
   Deferred taxes                                                          12,815                  11,770
   Restructuring costs                                                     28,528                  30,414
   Other long-term liabilities                                             52,553                  55,517
                                                               ------------------     -------------------
                                                                           93,896                  97,701
                                                               ------------------     -------------------

STOCKHOLDERS' EQUITY
   Common stock, par value $0.001, authorized -
      250,000,000 shares, issued:  12/31/98 - 70,179,530
      shares; 9/30/98 - 70,245,536 shares                                      70                      70
   Additional paid in capital                                             831,945                 832,268
   Unearned compensation                                                   (2,219)                 (2,727)
   Retained deficit                                                       (85,982)                (87,533)
   Cumulative other comprehensive losses:
      Foreign currency translation adjustments                            (43,881)                (43,711)
   Cost of common shares in treasury:  12/31/98 - 3,052
      shares; 9/30/98 - 1,205 shares                                          (25)                     (9)
                                                               ------------------     -------------------
                                                                          699,908                 698,358
                                                               ------------------     -------------------

                                                                       $1,861,832              $1,966,651
                                                               ==================     ===================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                                    Three Months Ended
                                                                       DECEMBER 31,
                                                     ---------------------------------------------
                                                              1998                     1997
                                                     --------------------    ---------------------
Revenues
   Printing & Imaging                                          $1,044,734               $1,172,665
   Supply Systems                                                 635,797                  696,470
                                                     --------------------    ---------------------
                                                                1,680,531                1,869,135
                                                     --------------------    ---------------------

Cost of Goods Sold:
   Printing & Imaging                                             895,925                1,018,647
   Supply Systems                                                 480,217                  527,486
                                                     --------------------    ---------------------
Total Cost of Goods Sold                                        1,376,142                1,546,133
                                                     --------------------    ---------------------
Gross Profit                                                      304,389                  323,002
                                                     --------------------    ---------------------

Expenses:
   Selling and administrative                                     281,072                  286,258
   Special charges:
      Information technology write-off                                  -                  168,000
      Restructuring implementation costs                            2,972                        -
                                                     --------------------    ---------------------
Total Expenses                                                    284,044                  454,258
                                                     --------------------    ---------------------

INCOME (LOSS) FROM OPERATIONS                                      20,345                 (131,256)
INTEREST EXPENSE                                                   11,464                   12,123
                                                     --------------------    ---------------------
INCOME (LOSS) BEFORE INCOME TAXES                                   8,881                 (143,379)
INCOME TAX EXPENSE (BENEFIT)                                        3,819                  (42,766)
                                                     --------------------    ---------------------

NET INCOME (LOSS)                                              $    5,062               $ (100,613)
                                                     ====================    =====================


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                    $     0.07               $    (1.47)
                                                     ====================    =====================

DIVIDENDS PER SHARE                                            $     0.05               $     0.20
                                                     ====================    =====================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Three Months Ended December 31,
                                                                   --------------------------------------
                                                                          1998                  1997
                                                                   ----------------     -----------------
Operating Activities
  Net income (loss)                                                        $  5,062             $(100,613)
  Additions (deductions) to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation                                                            8,464                 8,610
      Amortization                                                            5,140                 5,515
      Provision for losses on accounts receivable                             2,482                 2,859
      Special charge, net of deferred taxes                                       -               122,500
      Payments relating to restructuring and special charges,
       net                                                                   (5,039)               (1,718)
      Changes in operating assets and liabilities, net of
        effects from acquisitions and divestiture:
          Sale of accounts receivable                                             -               150,000
          Other changes in accounts receivable                               77,457                51,723
          Increase in inventories                                           (17,794)              (54,367)
          Decrease (increase) in prepaid expenses                               521                (3,369)
          Decrease in accounts payable and accrued expenses                 (92,810)              (59,392)
      Miscellaneous                                                          (1,333)               (5,328)
                                                                   ----------------     -----------------
Net cash (used in) provided by operating activities                         (17,850)              116,420
                                                                   ----------------     -----------------

INVESTING ACTIVITIES
   Cost of companies acquired, net of cash acquired                            (100)              (35,098)
   Proceeds from divestiture                                                      -                48,126
   Proceeds from the sale of property and equipment                              73                   592
   Collection of notes receivable                                             2,111                     -
   Expenditures for property and equipment                                   (2,731)               (8,554)
   Deferred cost expenditures                                                     -               (11,163)
                                                                   ----------------     -----------------
Net cash used in investing activities                                          (647)               (6,097)
                                                                   ----------------     -----------------

FINANCING ACTIVITIES
  (Repayments of) proceeds from borrowings under credit
   facility, net                                                             (5,802)               16,773
   Debt repayments                                                                -              (116,254)
   Payment of dividends                                                      (3,511)              (13,805)
   Other                                                                        169                  (180)
                                                                   ----------------     -----------------
Net cash used in financing activities                                        (9,144)             (113,466)
                                                                   ----------------     -----------------

NET DECREASE IN CASH                                                        (27,641)               (3,143)
CASH AT BEGINNING OF YEAR                                                    49,960                45,384
                                                                   ----------------     -----------------
CASH AT END OF PERIOD                                                      $ 22,319             $  42,241
                                                                   ================     =================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


Note 1:  Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements for Unisource Worldwide, Inc. (the "Company" or "Unisource") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of the special charge and normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998 ("1998 Annual Report").

Note 2:  Comprehensive Income
         --------------------

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is generally defined as all changes in shareholders' equity except those resulting from distributions to shareholders. Comprehensive income, net of taxes, is as follows:

                                                         Three Months Ended December 31,
                                                          1998                    1997
                                                    -----------------      -------------------
(in thousands)
Net income (loss)                                           $   5,062                $(100,613)
Change in cumulative translation adjustment                      (170)                  (9,492)
                                                    -----------------      -------------------
Total comprehensive income (loss)                           $   4,892                $(110,105)
                                                    =================      ===================

Note 3:  Debt
         ----

On September 25, 1998, the Company entered into an amended and restated $900,000,000 credit agreement (the "credit facility"), which will mature on November 22, 2001. The credit facility is secured by accounts receivable and inventories. The credit facility includes financial covenants requiring a ratio of funded debt to capitalization of less than 65% decreasing 5% annually to 55%, and a minimum net worth of $575,000,000 plus 50% of consolidated net income (without deduction for net losses) after September 30, 1998, and an initial minimum consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, and excluding special charges) to consolidated interest expense coverage of 2.25 times, which increases in .25 increments periodically to 3.5 times as of June 30, 2001. The amount available under the credit facility at December 31, 1998 was $403,025,000. On February 9, 1999, the Company reduced aggregate commitments under the credit facility to $825.0 million.

Note 4:  Earnings Per Share
         -------------------

Basic earnings (loss) per share for the three-month periods ended December 31, 1998 and 1997 was calculated based on the weighted average number of Company shares issued and outstanding for the quarter, exclusive of non-vested restricted stock.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                                              December 31,
(in thousands except per share data)                                                                         1998           1997
---------------------------------------------------------------------------------------------------  -------------  -------------
Numerator for basic and diluted (loss) earnings per share:
Net income (loss)                                                                                          $ 5,062     $(100,613)
                                                                                                           =======     =========
Denominator for basic earnings (loss) per share                                                             69,933        68,567
Effect of dilutive securities:
    Stock options                                                                                               99             0(a)
                                                                                                           -------     ---------
Denominator for diluted earnings (loss) per share                                                           70,032        68,567
                                                                                                           =======     =========
Basic earnings (loss) per share                                                                            $  0.07     $   (1.47)
                                                                                                           =======     =========
Diluted earnings (loss) per share                                                                          $  0.07     $   (1.47)(a)
                                                                                                           =======     =========
    (a) No incremental shares related to options are included due to the antidilutive effect on the loss per share.

Note 5:  Restructuring Implementation
         ----------------------------

On July 29, 1998, the Company announced an extensive restructuring program designed to increase profitability by decreasing overall costs, growing profitable market segments and enhancing customer service. Through December 31, 1998, the Company has reduced the total number of U.S. locations from 424 to 360 and its net facility space by 1.1 million square feet, achieving approximately one-third of its 3 million square foot reduction goal. Workforce reductions through the first quarter of fiscal 1999 were approximately 500 positions.

Approximately $5.0 million of costs were charged against the restructuring reserve in the quarter ended December 31, 1998. In addition, restructuring implementation costs incurred in the first quarter of fiscal 1999 amounted to approximately $3 million and were comprised of relocation/recruitment - $2 million; communications/consulting - $0.5 million; and other costs - $0.5 million.

Note 6:  Information Technology Write-Off
         --------------------------------

In January 1998, the Company announced it had completed an in-depth study and evaluation of the cost/benefit relationship of NADS, its North American Distribution System, under development since 1994, and concluded that this information technology system would not cost-effectively meet the Company's future information technology needs. In the first quarter of fiscal 1998, the Company recorded a $168 million ($109 million after-tax) or $1.60 per share special charge to write-off capitalized development and related costs associated with NADS. The charge, which was primarily non-cash, consisted of $155 million related to the write-off of deferred costs, along with $13 million for terminating the existing outsourcing contracts and other related costs.

Note 7:  Divestiture
         -----------

In October 1997, the Company sold a significant portion of its United States-based Grocery Supply Systems business for approximately $48 million in cash.
The pre-tax effect of the sale was not material; however, the Company recorded a tax charge of $5.7 million ($0.08 per share) in the first quarter of fiscal 1998. The tax charge related mainly to non-deductible intangible assets related to the business sold.

Note 8:  Income Tax Expense (Benefit)
         ----------------------------

The income tax expense (benefit) was $3,819,000 and ($42,766,000) equating to overall effective tax rates of 43.0% and 29.8% for the three months ended December 31, 1998 and 1997, respectively. The components of the effective tax rate for the three months ended December 31, 1997 were as follows:

                                             Income (Loss)         Income Tax             Effective
                                             Before Taxes       Expense (Benefit)            Rate
                                         ------------------   ----------------------  ----------------
(in thousands)
Income before taxes - excluding
       special charges                           $    24,621             $   10,334              42.0%
Special charge                                      (168,000)               (58,800)             35.0%
Grocery divestiture - tax charge                          --                  5,700                --
                                                 -----------             ----------              ----
                                                ($   143,379)           ($   42,766)             29.8%
                                                 ===========             ==========              ====

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

PAPER PRICING TRENDS

Unisource has experienced fluctuations in revenues and net income from quarter to quarter due to a combination of factors, including changes in pulp and paper prices. These changes can significantly impact the Company's Printing & Imaging Business, which accounted for 62% of revenues and 49% of gross profit in the first quarter of fiscal 1999.

Declining prices produce lower revenues and gross profits, providing less coverage for fixed expenses. Recently, market conditions in Printing & Imaging papers have weakened, resulting in lower paper prices. Causes cited include: weaknesses in the pulp market; mills' relatively high uncoated and coated freesheet inventories; the threat of imports resulting from weak Asian markets; and the strong U.S. dollar. Paper prices for the first quarter of fiscal 1999 remain significantly below levels of a year ago, and the Company believes that the decline may continue through the second quarter.

END-USER BROKERAGE BUSINESS

On January 19, 1999, the Company filed a lawsuit against four former employees of its New York-based Websource division, all of whom recently resigned. Websource is an end-user-focused brokerage business serving national-scope printers and publishers. The suit alleges that the former employees breached the duty of loyalty they owed to Unisource by - while still employed by Unisource - enticing and attempting to entice Unisource employees, customers and suppliers to leave Unisource; misusing and misappropriating Unisource's trade secrets and confidential information; failing to use their full energies and efforts to promote Unisource's business; and working to establish a newly-formed company as a competitor to Unisource.

The suit also names as a defendant the new company, which was recently incorporated to broker paper to the magazine, catalog, direct mail, documentation and book industries on a nationwide basis, putting it in direct competition with Websource. Three of the four former Websource employees named in the suit are principals of the newly-formed company.

While the Company is taking aggressive steps to protect this important business, Unisource management estimates that lost business at Websource could reduce operating income by $5 to $8 million for the current fiscal year.

RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

On July 29, 1998, the Company announced an extensive restructuring program designed to increase profitablity by decreasing overall costs, growing profitable market segments and enhancing customer service. Through December 31, 1998, the Company has reduced the total number of U.S. locations from 424 to 360 and its net facility space by 1.1 million square feet, achieving approximately one-third of its 3 million square foot reduction goal. Workforce reductions through the first quarter of fiscal 1999 were approximately 500 positions.

Approximately $5.0 million of costs were charged against the restructuring reserve in the quarter ended December 31, 1998. In addition, restructuring implementation costs incurred in the first quarter of fiscal 1999 amounted to approximately $3 million and were comprised of relocation/recruitment - $2 million; communications/consulting - $0.5 million; and other costs - $0.5 million.

MEXICAN OPERATIONS

In September 1998, the Company determined that its Mexican operations did not fit its long-term strategy and announced its intention to divest such operations and focus on its U.S. and Canadian operations. The Company recorded an associated pre-tax charge of $70.0 million in the fourth quarter of fiscal 1998. The Company continues to actively market this business and several third parties have expressed interest.

YEAR 2000 COMPLIANCE

Computer systems that use only the final two digits to represent years are unable to distinguish between years beginning with 19 and those that begin with
20. If not corrected, many computer applications could fail or create erroneous results when dealing with dates later than December 31, 1999. The Year 2000 problem is believed to affect virtually all companies and organizations.

With the exception of some packaging and maintenance-related machinery, products sold by Unisource do not contain any date-sensitive hardware, software or embedded computer technology. Unisource's business transaction systems use a variety of information technology hardware and software for processing and shipping customer orders, procurement, invoicing, financial reporting, human resources and logistics. In addition to such IT systems, the Company relies on other equipment and systems that contain embedded computer technology, such as bar code, phone and voice-mail systems.

Any Year 2000 effect on the third parties with whom Unisource has commercial relationships, including vendors, customers and others who provide services to the Company, could also affect Unisource.

Compliance Program.  The Company's Year 2000 initiative consists of four phases.

Phase I: Conduct a comprehensive inventory of all of the Company's significant IT and non-IT equipment and systems to determine which are Year 2000 compliant and which need to be remediated or replaced.

Phase II: Remediate or replace all significant equipment and systems that are not Year 2000 compliant.

Phase III: Test all equipment and systems believed to be Year 2000 compliant, including those that were remediated or replaced during Phase II.

Phase IV: Implement the remediated or replaced systems into the Company's operations and continue to monitor and evaluate the compliance of such systems with Year 2000 issues.

Phase I has been completed with regard to our significant systems, and Phase II is well under way. As of December 31,1998, approximately 75% of the Company's business transaction systems have been remediated, replaced or are already Year 2000 compliant. Concurrent with the Phase II corrective measures, the Company is conducting the testing and implementation phases as appropriate. Unisource anticipates that all of its business transaction systems will be compliant by June 30, 1999. The Company expects that its other significant embedded computer technology systems and equipment will be Year 2000 compliant by September 30, 1999.

Unisource has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are Year 2000 compliant and the extent to which Unisource could be affected if they are not. Based upon responses received to date, the Company cannot determine the extent to which it could be impacted by such third parties' failure to be Year 2000 compliant.

Risks Associated With Year 2000. The failure by Unisource or its suppliers, customers and third parties with whom it has business dealings to correct on a timely basis their material Year 2000 problems could result in an interruption in, or failure of, the Company's normal business activities, e.g., the ability to purchase products and maintain adequate inventory levels, to service customers or to invoice and collect payments from customers. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The inherent uncertainty in the issues associated with the Year 2000 problem makes it difficult, if not impossible, to determine the likelihood or the extent of the impact of such failure.

Contingency Plans. Although Unisource believes that its systems will be ready for the Year 2000, the Company may experience incidences of non-compliance and may be affected by the non-compliance of third parties. If certain suppliers are unable to deliver products on a timely basis due to Year 2000 issues, Unisource anticipates that other suppliers will be able to meet the Company's requirements.

Unisource currently has plans in place to address power failures and other computer outages, which include processing orders, invoices and collections manually. The Company is in the process of expanding those plans to address additional issues that may result from Year 2000 non-compliance.

Costs. The steps that Unisource is taking to make its systems Year 2000 compliant will cost approximately $12 million. Of this amount, $5.9 million was expended and charged to operations in fiscal 1998, $2.6 million was expended in the first quarter of fiscal 1999, and the rest will be spent in the remainder of fiscal 1999. Unisource anticipates that all of these costs will be funded through its operating cash flows.

The Company is in the process of a major IT transformation and cannot adequately distinguish between dedicated Year 2000 capital costs and those related to business transformation that will also address Year 2000 compliance.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues and income (loss) before taxes for the three-month period ended December 31, 1998 compared to the three-month period ended December 31, 1997 were as follows:

($'s in millions)                                        Three Months Ended December 31
                                                  ---------------------------------------------
                                                      1998            1997          % Change
                                                  -------------  ---------------  -------------
Revenues:
    Printing & Imaging                                 $1,044.7        $1,172.7         (10.9)%
    Supply Systems                                        635.8           696.4          (8.7)%
                                                       --------        --------
                                                       $1,680.5        $1,869.1         (10.1)%
                                                       ========        ========
Gross Profit:
    Printing & Imaging                                 $  148.8        $  154.0          (3.4)%
    Supply Systems                                        155.6           169.0          (7.9)%
                                                       --------        --------
                                                          304.4           323.0          (5.8)%
Selling and
    Administrative Expense                                281.1           286.3          (1.8)%
Restructuring implementation costs                          3.0               -              -
Special Charge                                                -           168.0              -
                                                       --------        --------
Income from Operations                                     20.3          (131.3)             -
Interest Expense                                           11.4            12.1          (5.8)%
                                                       --------        --------
Income (Loss) Before Taxes                             $    8.9        $ (143.4)             -
                                                       ========        ========


THREE MONTHS ENDED DECEMBER 31, 1998:

Revenues decreased $188.6 million, or 10.1%, to $1.68 billion in the first quarter of fiscal 1999 as compared to the same period in fiscal 1998. Overall decreases in pricing accounted for an estimated 6.7% of this decline with Printing & Imaging pricing down an estimated 9.1% ($106.7 million) and Supply Systems down 2.6% ($18.1 million). Volume decreases in base operations accounted for 1.0% of the revenue decline in the quarter with Printing & Imaging volumes down by 0.7% ($8.0 million) and Supply Systems volumes down 1.5% ($10.1 million). The weakness in the Canadian and Mexican currencies resulted in a 1.2% or $22.6 million decrease in revenue for the quarter ended December 31, 1998 as compared to the same period last year. The Company's divestiture of its U.S. grocery business in the first quarter of fiscal 1998 resulted in reduced Supply Systems revenue of $23.1 million in the current quarter as compared to the same period last year.

Gross profit decreased by $18.6 million or 5.8%, to $304.4 million in the first quarter of fiscal 1999, compared to the prior year's quarter. The decline in gross profit dollars is attributable to the declines in revenues discussed above; however, the decline was partially offset by an improvement in gross profit percentages. Gross profit percentages in Printing & Imaging increased from 13.1% in 1998 to 14.2% in 1999, while Supply Systems increased from 24.3% to 24.5% in the first quarter of fiscal 1999. Overall, total gross profit as a percentage of revenues increased from 17.3% to 18.1%.

Selling and administrative expense decreased by $5.2 million, or 1.8%, in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. The net decrease is primarily due to savings associated with the restructuring program initiated in fiscal 1998.

Income from operations increased $151.6 million for the quarter compared to the prior year's quarter. Excluding the $168 million special charge (see Note 6) recorded in fiscal 1998, and $3.0 million of restructuring implementation costs recorded in fiscal 1999, income from operations decreased $13.4 million or 36.5%. The decrease in income from operations is primarily attributable to the Printing & Imaging pricing declines discussed above. The positive impact of improved gross profit percentages and restructuring benefits essentially served to offset the modest volume declines and general expense inflation. Operating margin, excluding the special charge and restructuring and implementation costs, was 1.4% for the quarter, compared to 2.0% for the corresponding period of fiscal 1998.

Interest expense decreased by $.7 million to $11.4 million during the quarter compared to the same period of the prior year. The decrease was attributable primarily to lower average outstanding borrowings, net of an increase in average borrowing rates.

The effective income tax rates were 43.0% and 29.8% for the three months ended December 31, 1998 and 1997, respectively. The effective rate for the three months ended December 31, 1997 was impacted by a one-time $5.7 million charge related to the divestiture of the U.S. grocery business and the 35.0% income tax benefit applied to the $168 million information technology write-off (see Note
8).

Foreign Operations

Revenues from foreign operations decreased $25.9 million to $203.0 million for the three-month period ended December 31, 1998, as compared to the same period of the prior year. Revenues from Canadian operations decreased $15.9 million to $177.8 million, while revenues from Mexican operations decreased $9.0 million to $23.9 million. Revenues of other foreign sales offices decreased $1.0 million to $1.3 million over the same period of the prior year. The decline in revenue in foreign operations is primarily attributable to the effects of price declines and the negative impact of weaknesses in foreign currencies which reduced reported revenues for both Canada and Mexico.

Income from operations from foreign operations decreased $3.2 million to $4.7 million for the three-month period ended December 31, 1998, as compared to the same period of the prior year. Canadian income from operations decreased $2.2 million to $4.0 million and Mexican income from operations decreased $0.9 million to $0.8 million for the three-month period ended December 31, 1998. Other foreign sales offices' operating loss decreased by $0.1 million for the quarter. There is no allocation of general corporate expenses to foreign operations.

In the quarter ended December 31, 1998, weakened foreign currencies negatively impacted reported revenue and income from operations by $22.6 million and $0.7 million, respectively, as compared to the same period in 1998.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net cash used in operating activities for the three-month period ended December 31, 1998 was $17.8 million. The primary performance measurements for the Company's major components of working capital all showed improvements in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Inventory turns improved to 8.1 from 7.0; days sales outstanding improved to
42.4 from

42.6 and days payables outstanding improved to 27.3 from 25.9. Included in operating activities were cash expenditures of $5.0 million (net of tax) in connection with the Company's restructuring programs and special charges. Remaining cash expenditures for restructuring and related implementation costs are estimated at $125 - $135 million, a significant portion of which will be expended in calendar 1999. Investing activities included capital expenditures of $2.7 million which were partially offset by $2.1 million in proceeds from collection of notes receivable, resulting in a net $.6 million used in investing activities. Cash used in financing activities included $5.8 million of debt repayments and dividend payments of $3.5 million.

On December 31, 1998, total debt of $504.2 million was outstanding. The Company had a total of $900 million in bank credit commitments as of December 31, 1998, of which $403 million was unused and available. On February 9, 1999, the Company reduced its commitment under the credit facility to $825 million. The Company intends to issue $225 million of long-term debt to institutional investors in March 1999. The proceeds will be used to repay debt outstanding, after which time the Company expects to reduce aggregate commitments under the credit facility to $600 million.

The Company's U.S. and Canadian asset securitization programs are scheduled to mature on April 30, 1999 and June 15, 1999, respectively. The Company intends to renew these programs and is currently negotiating extensions. The Company is confident that, should these programs not be renewed, replacement asset securitization programs would be available.

In January 1999, the Company declared a dividend on its Common Stock of $.05 per share payable on March 10, 1999 to stockholders of record on February 22, 1999.

The Company believes that its operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, restructuring costs, Year 2000 compliance costs, other cash requirements, and future dividends.

The preceding paragraph, and all other statements, other than statements of historical fact, made in this report, including, without limitation, (i) statements relating to the restructuring program and the timing thereof, the projected costs and expenses associated with the restructuring program, and the financial results and benefits to be realized from such restructuring, (ii) statements relating to anticipated future pricing levels and the effect thereof upon the Company's business, (iii) statements relating to lost business at Websource, including the effect such lost business would have upon the Company's future operating income, (iv) statements relating to Year 2000, including, the Company's Year 2000 initiative, and the implementation and timing thereof, the effect of Year 2000 upon the Company (either directly or as a result of the effect of Year 2000 upon third parties), the risks associated with Year 2000, the Company's contingency plans (including the Company's ability to utilize other suppliers), the amount of, and the Company's ability to fund, the costs of its Year 2000 initiative, (v) the Company's intention to issue long-term debt,
(vi) the Company's intention and ability to renew its asset securitization programs or to find suitable replacements therefor, and (vii) statements qualified by the words "believes," "anticipates," "expects," "intends," "may," "estimates," "will," and other words or expressions similar thereto, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes these statements are based upon reasonable assumptions with respect to future events and circumstances, such statements are subject to risks and uncertainties which could cause actual results or circumstances to differ materially. Such risks and uncertainties include, without limitation, delays, difficulties, or increased costs associated with the implementation of the restructuring plan, leverage and debt service requirements (including sensitivity to interest rate fluctuations), operating in a competitive environment, general economic conditions, the ability to attract and retain qualified personnel, changes or volatility in pulp and paper prices, the effect of Year 2000 upon the Company or third parties with whom the Company conducts business, delays, difficulties or increased costs associated with consolidation of the Company's information technology systems and the upgrading of such systems to be year 2000 compliant and the outcome of the litigation instituted by the Company against certain of its former Websource employees. For further detail and information concerning such risks and uncertainties, please consult
Part I, Item 1, of the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998, which is on file with the Securities and Exchange Commission.

                          PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 1999 Annual Meeting of Stockholders of Unisource Worldwide, Inc. was duly called and held on January 27, 1999 at the Company's corporate headquarters located at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Proxies for the annual meeting were solicited on behalf of the Board of Directors of the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and pursuant to the Company's Proxy Statement which was filed with the Securities and Exchange Commission and which is hereby incorporated herein by this reference (the "Proxy Statement"). There was no solicitation in opposition to the nominees for election as Class II Directors as listed in the Proxy Statement, and all such nominees were elected as Class II Directors.

At the meeting, votes were cast as follows:

Proposal 1 - To elect three Class II Directors to serve for a term expiring at the 2002 annual meeting of stockholders and until their successors are elected and qualified.

               Name                 For        Withheld Vote
               ----                 ---        -------------
          Gary L. Countryman     58,008,727      1,809,343
          Paul J. Darling, II    58,014,317      1,803,754
          Dana G. Mead           58,724,094      1,093,976

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

      Exhibit No.         Description
      -----------         -----------
           27             Financial Data Schedule for the Three Months Ended
                          December 31, 1998



   (b)  Reports on Form 8-K

      - Report, dated November 19, 1998, reporting the filing as an Exhibit thereto certain selected unaudited historical financial statements of the Company for the years ended September 30, 1998 and 1997.

      - Report, dated October 29, 1998, reporting the issuance of a press release announcing the Company's results for the year ended September 30, 1998.

      - Report, dated October 26, 1998, reporting the issuance of a press release announcing the appointment of Richard Bogan as the President and Chief Financial Officer of the Company.

      - Report, dated October 1, 1998, reporting the issuance of a press release providing an update of the Company's restructuring program and announcing its intention to divest its operations in Mexico.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the principal accounting officer of the Registrant.



                                        UNISOURCE WORLDWIDE, INC.



Date: February 16, 1999                 /s/ Robert M. McLaughlin
                                        ------------------------
                                        Robert M. McLaughlin
                                        Vice President Finance
                                        (Principal Accounting Officer)

                              INDEX  TO  EXHIBITS
                              -------------------



 Exhibit
 Number         Description
 ------         -----------

   27        Financial Data Schedule for the Three Months Ended
             December 31, 1998