Form 10-Q
period 1999-03-31
UNISOURCE WORLDWIDE INC
filed 1999-05-17
CIK 1027282

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
                                           --------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
     ---           ---

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1999.

Common Stock, par value $0.001                              70,232,945 shares

                                     INDEX

                           UNISOURCE WORLDWIDE, INC.


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - March 31, 1999          3-4
            and September 30, 1998

            Condensed Consolidated Statements of Operations - Three and       5
            Six-Month Periods Ended March 31, 1999 and March 31, 1998

            Condensed Consolidated Statements of Cash Flows - Six-Month       6
            Periods Ended March 31, 1999 and March 31, 1998

            Notes to Condensed Consolidated Financial Statements -          7-9
            March 31, 1999


  Item 2.   Management's Discussion and Analysis of Results               10-18
            of Operations and Financial Condition and Liquidity


PART II.  OTHER INFORMATION
---------------------------


  Item 6.   Exhibits and Reports on Form 8-K                                19


SIGNATURE                                                                   20
---------


INDEX TO EXHIBITS                                                           21
-----------------

                        PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------


                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par value and shares)


                                            MARCH 31,          SEPTEMBER 30,
ASSETS                                        1999                  1998
--------------------------------------------------------    ------------------

CURRENT ASSETS
   Cash                                       $   37,541            $   49,960
   Accounts receivable, net                      561,367               640,443
   Inventories                                   352,416               353,270
   Prepaid expenses and deferred taxes            83,264                87,746
                                         ---------------    ------------------
      Total current assets                     1,034,588             1,131,419
                                         ---------------    ------------------

LONG-TERM RECEIVABLES                              3,310                 5,723

PROPERTY AND EQUIPMENT, AT COST                  429,700               428,884
   Less accumulated depreciation                 214,835               201,599
                                         ---------------    ------------------
                                                 214,865               227,285
                                         ---------------    ------------------

GOODWILL, NET                                    578,880               580,932

DEFERRED COSTS AND OTHER ASSETS                   24,985                21,292
                                         ---------------    ------------------

                                              $1,856,628            $1,966,651
                                         ===============    ==================


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par value and shares)

                                                                     MARCH 31,            SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    1999                  1998
------------------------------------------------------------    -----------------     ------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                   $    1,123             $    1,155
   Notes payable                                                            3,836                  3,651
   Trade accounts payable                                                 421,743                451,123
   Accrued salaries, wages and commissions                                 34,124                 40,520
   Restructuring costs                                                     46,939                 61,588
   Other accrued expenses                                                 115,273                107,356
                                                                -----------------     ------------------
      Total current liabilities                                           623,038                665,393
                                                                -----------------     ------------------

LONG-TERM DEBT                                                            435,684                505,199

OTHER LIABILITIES
   Deferred taxes                                                          14,740                 11,770
   Restructuring costs                                                     28,568                 30,414
   Other long-term liabilities                                             51,440                 55,517
                                                                -----------------     ------------------
                                                                           94,748                 97,701
                                                                -----------------     ------------------

SHAREHOLDERS' EQUITY
   Common stock, par value $0.001, authorized - 250,000,000
      shares; issued 3/31/99 - 70,227,582 and                                                          `
      9/30/98 - 70,245,536 shares                                              70                     70
   Additional paid-in capital                                             832,254                832,268
   Unearned compensation                                                   (2,437)                (2,727)
   Retained deficit                                                       (86,129)               (87,533)
   Cumulative other comprehensive losses:
      Foreign currency translation adjustments                            (40,575)               (43,711)
   Cost of common shares in treasury; 3/31/99 - 3,052 and
      9/30/98 - 1,205 shares                                                  (25)                    (9)
                                                                -----------------     ------------------
                                                                          703,158                698,358
                                                                -----------------     ------------------

                                                                       $1,856,628             $1,966,651
                                                                =================     ==================


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                 Three Months Ended                      Six Months Ended
                                                     MARCH 31,                              MARCH 31,
                                        ----------------------------------    -----------------------------------
                                              1999               1998                1999                1998
                                        ---------------    ---------------    ----------------    ---------------
REVENUES
   Printing & Imaging                        $1,008,204         $1,220,247          $2,052,938         $2,392,912
   Supply Systems                               598,951            647,673           1,234,748          1,344,143
                                        ---------------    ---------------    ----------------    ---------------
TOTAL REVENUES                                1,607,155          1,867,920           3,287,686          3,737,055
                                        ---------------    ---------------    ----------------    ---------------

COST OF GOODS SOLD
   Printing & Imaging                           858,666          1,063,979           1,754,591          2,082,626
   Supply Systems                               448,442            490,887             928,659          1,018,373
                                        ---------------    ---------------    ----------------    ---------------
Total Cost of Goods Sold                      1,307,108          1,554,866           2,683,250          3,100,999
                                        ---------------    ---------------    ----------------    ---------------

GROSS PROFIT                                    300,047            313,054             604,436            636,056

EXPENSES
   Selling and administrative                   279,723            288,880             560,795            575,138
   Special Charges:
       Restructuring implementation               3,841                  -               6,813                  -
        costs
       Information technology write-off               -                  -                   -            168,000
                                        ---------------    ---------------    ----------------    ---------------
Total Expenses                                  283,564            288,880             567,608            743,138
                                        ---------------    ---------------    ----------------    ---------------

INCOME (LOSS) FROM OPERATIONS                    16,483             24,174              36,828           (107,082)
INTEREST EXPENSE                                 10,588             12,620              22,052             24,743
                                        ---------------    ---------------    ----------------    ---------------
INCOME (LOSS) BEFORE TAXES                        5,895             11,554              14,776           (131,825)
PROVISION (BENEFIT) FOR INCOME TAXES              2,535              4,867               6,354            (37,899)
                                        ---------------    ---------------    ----------------    ---------------

NET INCOME (LOSS)                            $    3,360         $    6,687          $    8,422         $  (93,926)
                                        ===============    ===============    ================    ===============

BASIC EARNINGS (LOSS) PER SHARE              $     0.05         $     0.10          $     0.12         $    (1.37)
                                        ===============    ===============    ================    ===============

DILUTED EARNINGS (LOSS) PER SHARE            $     0.05         $     0.10          $     0.12         $    (1.37)
                                        ===============    ===============    ================    ===============

DIVIDENDS PER SHARE                          $     0.05         $     0.20          $     0.10         $     0.40
                                        ===============    ===============    ================    ===============


See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                          Six Months Ended March 31,
                                                                  ---------------------------------------
                                                                          1999                  1998
                                                                  ------------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                                        $  8,422            $ (93,926)
   Additions (deductions) to reconcile net income (loss) to
    net cash provided by operating activities:
         Depreciation                                                         17,129               17,634
         Amortization                                                         10,101               10,951
         Provision for losses on accounts receivable                           5,752                6,249
         Information technology write-off                                          -              168,000
         Deferred tax benefit                                                      -              (39,800)
         Payments related to restructuring costs and
            information technology write-off                                 (17,728)              (9,632)
         Changes in operating assets and liabilities, net of
            effects from acquisitions and divestitures:
               Sale of accounts receivable                                         -              150,000
               Other changes in accounts receivable                           73,324               48,325
               Decrease (increase) in inventories                                854              (16,264)
               Decrease (increase) in prepaid expenses                         1,625               (6,064)
               Decrease in accounts payable and accrued                      (25,827)             (48,437)
                expenses
         Miscellaneous                                                          (353)              (1,770)
                                                                  ------------------     ----------------
Net cash provided by operating activities                                     73,299              185,266
                                                                  ------------------     ----------------

INVESTING ACTIVITIES
   Cost of companies acquired, net of cash acquired                           (1,789)             (46,079)
   Proceeds from divestiture                                                       -               48,126
   Proceeds from the sale of property and equipment                            1,128                  939
   Collection of notes receivable                                              2,413                    -
   Expenditures for property and equipment                                    (6,314)             (19,667)
   Deferred cost expenditures                                                 (5,036)             (11,673)
                                                                  ------------------     ----------------
Net cash used in investing activities                                         (9,598)             (28,354)
                                                                  ------------------     ----------------

FINANCING ACTIVITIES
   Debt repayments                                                           (69,362)            (123,802)
   Payment of dividends                                                       (7,018)             (27,627)
   Other                                                                         260                1,463
                                                                  ------------------     ----------------
Net cash used in financing activities                                        (76,120)            (149,966)
                                                                  ------------------     ----------------

NET (DECREASE) INCREASE IN CASH                                              (12,419)               6,946
CASH AT BEGINNING OF YEAR                                                     49,960               45,384
                                                                  ------------------     ----------------
CASH AT END OF PERIOD                                                       $ 37,541            $  52,330
                                                                  ==================     ================

See notes to condensed consolidated financial statements.

                           UNISOURCE WORLDWIDE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999



Note 1:  Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements for Unisource Worldwide, Inc. (the "Company" or "Unisource") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of the special charges and normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998 ("1998 Annual Report").

Note 2:  Comprehensive Income
         --------------------

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is generally defined as all changes in shareholders' equity except those resulting from transactions with shareholders. Comprehensive income (loss) is as follows:

                                                      Three Months Ended                Six Months
                                                           March 31,                      Ended
                                                                                         March 31,
(in thousands)                                        1999          1998            1999           1998
-------------------------------------------------------------------------------------------------------
Net income (loss)                                   $3,360        $6,687         $ 8,422      $ (93,926)
Change in cumulative translation adjustment          3,306         2,112           3,136         (7,386)
                                                    ------        ------         -------      ---------
Total comprehensive income (loss)                   $6,666        $8,799         $11,558      $(101,312)
                                                    ======        ======         =======      =========

Note 3:  Debt
         ----

On September 25, 1998, the Company entered into an amended and restated $900 million credit agreement (the "credit facility"), which will mature on November 22, 2001. The amount of the credit facility has been voluntarily reduced to $725 million during the current quarter due to lower borrowing requirements. The credit facility is secured by accounts receivable and inventories. The credit facility includes financial covenants requiring a ratio of funded debt to capitalization of less than 65% decreasing 5% annually to 55%, and a minimum net worth of $575 million plus 50% of consolidated net income (without deduction for net losses) after September 30, 1998, and an initial minimum consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, and excluding special charges) to consolidated interest expense coverage of 2.25 times, which increases in 0.25 increments periodically to 3.5 times as of June 30, 2001. The amount available under the credit facility at March 31, 1999 was $288.4 million.


Note 4:  Earnings Per Share
         -------------------

Basic earnings (loss) per share for the three-month periods ended March 31, 1999 and 1998, and the six-month periods ended March 31, 1999 and 1998, were calculated based upon the weighted average number of Company shares outstanding for the respective periods, exclusive of non-vested restricted stock.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          Three Months Ended                Six Months Ended
                                                               March 31,                       March 31,
(in thousands, except per share data)                      1999         1998             1999            1998
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                           $ 3,360      $ 6,687        $ 8,422       $(93,926)
                                                            =======      =======        =======       ========
Denominator for basic earnings (loss) per share              69,835       68,611         69,849         68,578
Effect of dilutive securities:
   Stock options                                                123          147            113              -   (a)
                                                            -------      -------        -------       --------
Denominator for diluted earnings (loss) per share            69,958       68,758         69,962         68,578
                                                            =======      =======        =======       ========
Basic earnings (loss) per share                             $  0.05      $  0.10        $  0.12       $  (1.37)
                                                            =======      =======        =======       ========
Diluted earnings (loss) per share                           $  0.05      $  0.10        $  0.12       $  (1.37)  (a)
                                                            =======      =======        =======       ========

  (a) No incremental shares related to options are included due to the antidilutive effect on the loss per share.


Note 5:  Restructuring Implementation
         ----------------------------

On July 29, 1998, the Company announced an extensive restructuring program designed to increase profitability by decreasing overall costs, growing profitable market segments and enhancing customer service. During the quarter ended March 31, 1999, the Company closed an additional 20 facilities reducing the total number of U.S. locations from 424 at the inception of the restructuring program to 340. Net facility space was reduced by over 600,000 square feet during the quarter, almost 1,000,000 square feet year-to-date, and 1,636,000 square feet program-to-date. Over one-half of the three million square foot reduction goal has been achieved to date. Workforce reductions for the quarter were approximately 150 and totaled 650 from the inception of the program through March 31, 1999.

Costs of $12.7 million were charged against the restructuring reserve during the second quarter, and $17.7 million year-to-date through March 31, 1999. In addition, restructuring implementation costs incurred in the three and six-month periods ended March 31, 1999 were as follows:

                                                        Three Months Ended      Six Months Ended
(in millions)                                             March 31, 1999         March 31, 1999
----------------------------------------------------------------------------------------------------
Relocation/recruitment                                         $2.9                    $4.9
Communications/consulting                                       0.4                     0.9
Other costs                                                     0.5                     1.0
                                                               ----                    ----
Total restructuring implementation costs                       $3.8                    $6.8
                                                               ====                    ====

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

Note 8:  Income Tax Expense (Benefit)
         ----------------------------

The income tax expense (benefit) was $6,354,000 and ($37,899,000) equating to overall effective tax rates of 43.0% and 28.7% for the six months ended March 31, 1999 and 1998, respectively. The components of the effective tax rate for the six months ended March 31, 1998 were as follows:

                                                Income (Loss)           Income Tax
(in thousands)                                  Before Taxes        Expense (Benefit)   Effective Rate
                                         -------------------------------------------------------------
Income before taxes - excluding                   $  36,175              $ 15,201              42.0%
       special charges
Special charge                                     (168,000)              (58,800)             35.0%
Grocery divestiture - tax charge                         --                 5,700                --
                                                  ---------              --------              ----
                                                  $(131,825)             $(37,899)             28.7%
                                                  =========              ========              ====

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

UGI Merger/Georgia-Pacific Offer

On February 28, 1999, the Company entered into a merger agreement with UGI Corporation pursuant to which Unisource shareholders would receive .566 shares of UGI common stock for each share of Unisource common stock. The UGI transaction is conditioned upon, among other things, shareholder approval by both companies.

On May 7, 1999, Unisource received an unsolicited proposal from Georgia-Pacific Corporation to acquire the Company at a price of $12 per common share in cash. The offer has been approved by Georgia-Pacific's Board of Directors and is not subject to any financing contingencies. On May 10, 1999, Unisource's Board of Directors authorized its management to begin discussions with Georgia-Pacific concerning its proposal.

There can be no assurances that either of these proposed transactions will be completed.

Paper Pricing Trends

Unisource has experienced fluctuations in revenues and net income from quarter to quarter due to a combination of factors, including changes in pulp and paper prices. These changes can significantly impact the Company's Printing & Imaging Business, which accounted for 63% of revenues and 50% of gross profit in the second quarter of fiscal 1999.

Declining prices produce lower revenues and gross profits, providing less coverage for fixed expenses. Market conditions in Printing & Imaging have weakened, compared to the same period in the prior year, resulting in lower paper prices. Causes include: weaknesses in the pulp market; mills' relatively high uncoated and coated freesheet inventories; the threat of imports resulting from weak Asian markets; and the strong U.S. dollar. Paper prices for the second quarter of fiscal 1999 remain significantly below levels of a year ago, however, there have been indications recently that paper prices will stabilize in the second half of the year.

END-USER BROKERAGE BUSINESS

On January 19, 1999, the Company filed a lawsuit against four former employees of its New York-based Websource division, all of whom had previously resigned. Websource is an end-user-focused brokerage business serving national-scope printers and publishers. The suit alleges that the former employees breached the duty of loyalty they owed to Unisource by - while still employed by Unisource - enticing and attempting to entice Unisource employees, customers and suppliers to leave Unisource; misusing and misappropriating Unisource's trade secrets and confidential information; failing to use their full energies and efforts to promote Unisource's business; and working to establish a newly-formed company as a direct competitor to Unisource.

The suit also names as a defendant the new company, which was recently incorporated to broker paper to the magazine, catalog, direct mail, documentation and book industries on a nationwide basis, putting it in direct competition with Websource. Three of the four former Websource employees named in the suit are principals of the newly-formed company.

While the Company has taken aggressive steps to protect this important business, management estimates that lost business at Websource could reduce income from operations by $5 million to $8 million for the current fiscal year. For the six months ended March 31, 1999, the volume loss at Websource negatively impacted income from operations by approximately $2 million.

RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

On July 29, 1998, the Company announced an extensive restructuring program designed to increase profitability by decreasing overall costs, growing profitable market segments and enhancing customer service. Through March 31, 1999, the Company has reduced the total number of U.S. locations from 424 to 340 and its net facility space by 1.6 million square feet, achieving over one-half of its 3 million square foot reduction goal. Workforce reductions through March 31, 1999, were approximately 650 positions. In April, the workforce was reduced by an additional 130 positions.

Costs of $12.7 million were charged against the restructuring reserve in the quarter ended March 31, 1999 and $17.7 million year-to-date. In addition, restructuring implementation costs incurred in the second quarter of fiscal 1999 were $3.8 million and were comprised of relocation/recruitment - $2.9 million; communications/consulting - $0.4 million; and other costs - $0.5 million.

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

Phase I has been completed with regard to our significant systems, and Phase II is well under way. As of March 31,1999, approximately 90% of the Company's business transaction systems have been remediated, replaced or are already Year 2000 compliant (Phases I to IV completed). Concurrent with the Phase II corrective measures, the Company is conducting the testing and implementation phases as appropriate. Unisource anticipates that all of its business transaction systems will be compliant by June 30, 1999. The Company expects that its other significant embedded computer technology systems and equipment will be Year 2000 compliant by September 30, 1999.

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

Costs. The steps that Unisource is taking to make its systems Year 2000 compliant will cost approximately $12 million. Of this amount, $5.9 million was expended and charged to operations in fiscal 1998, $3.9 million was expended in the first two quarters of fiscal 1999, and the rest will be incurred in the remainder of fiscal 1999. Unisource anticipates that all of these costs will be funded through its operating cash flows.

The Company is in the process of a major IT transformation and cannot adequately distinguish between dedicated Year 2000 capital costs and those related to business transformation that will also address Year 2000 compliance.

                             RESULTS OF OPERATIONS
                             ---------------------


Revenues and income (loss) before taxes for the three and six-month periods ended March 31, 1999 compared to the three and six-month periods ended March 31, 1998 were as follows:

(in millions)                           Three Months Ended March 31,                Six Months Ended March 31,
                                  ----------------------------------------  ------------------------------------------
                                     1999         1998         % Change         1999           1998        % Change
                                  -----------  -----------  --------------  -------------  ------------  -------------
Revenues:
    Printing & Imaging               $1,008.2     $1,220.2          (17.4)       $2,052.9     $2,392.9          (14.2)
    Supply Systems                      599.0        647.7           (7.5)        1,234.8      1,344.2           (8.1)
                                     --------     --------                       --------     --------
                                     $1,607.2     $1,867.9          (14.0)       $3,287.7     $3,737.1          (12.0)
                                     ========     ========                       ========     ========
Gross Profit:
    Printing & Imaging               $  149.5     $  156.3           (4.4)       $  298.3     $  310.3           (3.9)
    Supply Systems                      150.5        156.8           (4.0)          306.1        325.8           (6.0)
                                     --------     --------                       --------     --------
                                        300.0        313.1           (4.2)          604.4        636.1           (5.0)
Selling and
    Administrative Expense              279.7        288.9           (3.2)          560.8        575.2           (2.5)
                                     --------     --------                       --------     --------
Operating Income Before
    Special Charges                      20.3         24.2          (16.1)           43.6         60.9          (28.4)

Special Charges:
   Restructuring Implementation           3.8            -                            6.8            -
   Information Technology                   -            -                              -        168.0
       Write-off

Operating Income (Loss)                  16.5         24.2                           36.8       (107.1)
Interest Expense                         10.6         12.6                           22.0         24.7
                                     --------     --------                       --------     --------
Income (Loss) Before Taxes           $    5.9     $   11.6                       $   14.8     $ (131.8)
                                     ========     ========                       ========     ========


THREE-MONTH PERIOD ENDED MARCH 31, 1999

Revenues decreased $260.7 million, or 14.0%, to $1.61 billion in the second quarter of fiscal 1999 as compared to the same period in fiscal 1998. Overall decreases in pricing accounted for an estimated 7.5% of this decline with Printing & Imaging pricing down 9.3% ($113.6 million impact) and Supply Systems down 4.4% ($28.2 million). Volume decreases accounted for approximately 3% of the revenue decline in the quarter with Printing & Imaging volumes down by 3% ($35.9 million) and Supply Systems volumes down 2.5% ($16.1 million). The remainder of the revenue decline was attributable to volume loss at Websource and the weakness in the Canadian and Mexican currencies compared to the same period last year

Gross profit decreased by $13.1 million or 4.2%, to $300.0 million in the second quarter of fiscal 1999, compared to the prior year's quarter. The decline in gross profit dollars is attributable to the declines in revenues discussed above; however, the decline was partially offset by an improvement in gross profit percentages. Gross profit percentages in Printing & Imaging increased from 12.8% in 1998 to 14.8% in 1999, while Supply Systems increased from 24.2% to 25.1% in the second quarter of fiscal 1999. Overall, total gross profit as a percentage of revenues increased from 16.8% to 18.7%. Historically, gross profit percentages improve in periods of declining prices, although the impact of certain sales initiatives including minimum order sizes and customer profitability focus has also contributed to the improvement.

Selling and administrative expense decreased by $9.2 million, or 3.2%, in the second quarter of fiscal 1999, compared to the second quarter of fiscal 1998. The net decrease is primarily due to savings associated with the restructuring program initiated in fiscal 1998.

Income from operations decreased $7.7 million for the quarter compared to the prior year's quarter. Excluding $3.8 million of restructuring implementation costs recorded in fiscal 1999, income from operations decreased $3.9 million or 16.1%. The decrease in income from operations is primarily attributable to the pricing declines discussed above. The positive impact of improved gross profit percentages and restructuring benefits offset most of the negative impact of pricing and volume declines and general expense inflation. Operating margin, excluding restructuring implementation costs, was 1.3% for the quarter, compared to 1.3% for the corresponding period of fiscal 1998.

Interest expense decreased by $2.0 million to $10.6 million during the quarter compared to the same period of the prior year. The decrease was attributable primarily to lower average outstanding borrowings, net of an increase in average borrowing rates.

Foreign Operations

Revenues from foreign operations decreased $17.6 million (7.9%) to $206.6 million for the three-month period ended March 31, 1999, as compared to the same period of the prior year. Revenues from Canadian operations decreased $9.5 million to $182.9 million, principally due to pricing declines and the negative impact of foreign currency translation in the period offset by an approximately 3% increase in volume. Revenues from Mexican operations decreased $9.0 million to $21.8 million due to pricing declines, business volume loss and the negative impact of foreign currency translation in the period. Revenues from other foreign sales offices increased $0.9 million to $1.9 million over the same period of the prior year.

Income from operations from foreign operations increased $1.0 million to $6.3 million for the three-month period ended March 31, 1999, as compared to the same period of the prior year. Canadian income from operations increased $0.9 million to $5.4 million and Mexican income from operations decreased $0.2 million to $1.0 million for the three-month period ended March 31, 1999. Other foreign sales offices' operating loss decreased by $0.3 million for the quarter. There is no allocation of general corporate expenses to foreign operations.

In the quarter ended March 31, 1999, weakened foreign currencies negatively impacted reported revenue and income from operations by $14.3 million and $0.6 million, respectively, as compared to the same period in 1998.

SIX-MONTH PERIOD ENDED MARCH 31, 1999

Revenues for this period decreased $449.4 million, or 12.0%, to $3.29 billion as compared to the same period in fiscal 1998. Overall decreases in pricing accounted for an estimated 7% of this decline with Printing & Imaging pricing down an estimated 9.2% ($220.1 million) and Supply Systems down 3.4% ($46.3 million). Volume decreases (excluding Websource) in base operations accounted for 1.9% of the revenue decline in the six months with Printing & Imaging volumes down by 1.8% ($43.9 million) and Supply Systems volumes down 1.9% ($26.1 million). The Company's divestiture of its U.S. grocery business in the first quarter of fiscal 1998 resulted in reduced Supply Systems revenue of $23.1 million for the six-month period as compared to the same period last year. The remainder of the decline was due to volume loss at the Company's Websource division and the weakness in the Canadian and Mexican currencies.

Gross profits decreased by $31.7 million or 5.0% as compared to the same period in fiscal 1998. This decrease is associated with the declines in revenues discussed above; however, the decline was partially offset by improvement in gross profit percentages. Printing & Imaging gross profit as a percentage of revenues increased from 13.0% to 14.5% while Supply Systems increased from 24.2% to 24.8% for the six-month period. Overall, total gross profit increased from 17.0% to 18.4%.

Selling and administrative expense decreased by $14.4 million, or 2.5%, for the six-month period ended March 31, 1999, when compared with the corresponding period of fiscal 1998. The decrease is primarily due to savings associated with the restructuring program initiated in fiscal 1998.

Income from operations increased $143.9 million for the six-month period, as compared to the same period of fiscal 1998. Excluding special charges, income from operations for the six-month period decreased $17.3 million, or 28.4%, as compared to the same period of fiscal 1998. The decrease in income from operations is primarily attributable to Printing & Imaging pricing declines discussed above. The positive impact of improved gross profit percentages and restructuring benefits partially offset the effects of pricing and volume declines and general expense inflation. Operating margin, excluding special charges, was 1.3% for the six months, compared to 1.6% for the corresponding period of fiscal 1998.

Interest expense decreased by $2.7 million as compared to the first six months of fiscal 1998. The decrease was attributable to lower average outstanding borrowings, net of an increase in average borrowing rates.

Foreign Operations

Revenues from foreign operations decreased $43.6 million to $409.7 million for the six-month period ended March 31, 1999, as compared to the same period of fiscal 1998. Revenues from Canadian operations decreased $25.4 million to $360.8 million due principally to pricing declines and the negative impact of foreign currency translation in the period offset by and approximate 3% increase in volume. Revenues from Mexican operations decreased $18.1 million to $45.7 million due to pricing declines, the negative impact of foreign currency translation and, volume declines. Revenues from other foreign sales offices decreased $0.1 million to $3.2 million for the six-month period ended March 31, 1999.

Operating income from foreign operations decreased $2.1 million to $11.1 million for the six-month period, as compared to the same period of fiscal 1998. Canadian operating income decreased $1.3 million to $9.5 million, primarily due to pricing and the negative impact of foreign currency translation. Mexican operating income decreased $1.1 million. The other foreign sales offices' operating loss decreased by $0.3 million for the six-month period ended March 31, 1999.

During fiscal 1998, Mexico was considered a hyper-inflationary economy for accounting purposes, and the changes in exchange rates applied to the Company's net monetary assets are reflected in net income. Based upon the net monetary assets and the devaluation of the Mexican Peso, the Company recorded a $445,000 charge for the six-month period ended March 31, 1998.

For the six months ended March 31, 1999, weakened foreign currencies negatively impacted revenue and income from operations by $36.9 million and $1.3 million respectively, as compared to the same period in 1998.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Net cash provided by operating activities for the six-month period ended March 31, 1999 was $73.3 million. During the same period inventory turns improved to
7.9 from 6.6, average inventory on hand was $406.2 million (FIFO basis) as compared to $556.0 million, and days payables outstanding improved to 27.6 from
26.0. Average days sales outstanding were 42.6 for the six months ended March 31, 1999, as compared to 42.2 for the same period last year. Included in operating activities were cash expenditures of $17.7 million in connection with the Company's restructuring programs. Remaining cash expenditures for restructuring and related implementation costs are estimated at $110 - $120 million, a significant portion of which will be expended in calendar 1999. Investing activities included capital expenditures of $6.3 million and deferred cost expenditures of $5.0 million primarily related to the proposed transaction with UGI Corporation and financing costs. Cash used in financing activities included $69.4 million of debt repayments and dividend payments of $7.0 million.

On March 31, 1999, total debt of $440.6 million was outstanding. The Company had a $900 million bank credit facility commitment ("credit facility") as of December 31, 1998. The Company voluntarily reduced the credit facility to $725 million during the current quarter, due to lower borrowing requirements. As of the end of the quarter the Company had $288.4 million available under the facility. The bank facility matures on November 22, 2001, however, it would be terminated upon completion of the UGI merger. Any other transaction that would constitute a change-in-control would be an event of default under the credit facility.

The Company's $150 million U.S. and CAN$95 million (US$63.0 million) Canadian asset securitization programs are scheduled to mature on June 30, 1999 and June 15, 1999, respectively. The Company is currently negotiating extensions for these programs but believes that if these programs are not renewed, replacement financing would be available, including the use of funds available under the credit facility. The Company had $150 million and $56.3 million (CAN$85.0 million), respectively, of receivables sold under the U.S. and Canadian asset securitization programs as of March 31, 1999.

Upon the announcement of the proposed merger with UGI Corporation, Unisource management decided to defer the proposed issuance of $225 million of long-term debt. Coinciding with the issuance of the $225 million in debt was to have been a reduction of the credit facility to $600 million. That reduction has also been deferred.

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

                          PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a) The following Exhibit are furnished pursuant to Item 601 of Regulation
       S-K:

      Exhibit No.         Description
      -----------         -----------
        10.18             Agreement and Plan of Merger dated as of February 28,
                          1999 among Registrant, UGI Corporation and Vulcan
                          Acquisition Corp., incorporated by reference to
                          Exhibit 2 to UGI Corporation's Form S-4 Registration
                          Statement filed on March 26, 1999 (file no. 333-
                          75089).

        10.19 First Amendment to Receivables Sale Agreements dated as of January 26, 1999 among Portfolio Receivables, LLC, Registrant, and Canadian Imperial Bank of Commerce.

        10.20 Amending Agreement made as of October 23, 1998 between Unisource Canada, Inc., The Trust Company of Bank of Montreal, Registrant, and Nesbitt Burns, Inc.

        10.21 First Amendment dated as of February 3, 1999 to the Amended and Restated Credit Agreement dated as of September 25, 1998 among Registrant, Unisource Capital Corporation, Unisource Canada, Inc., The Chase Manhatten Bank, The Toronto-Dominion Bank, and Toronto Dominion (Texas) Inc.

        10.22 Second Amendment dated as of March 15, 1999 to the Amended and Restated Credit Agreement dated as of September 25, 1998 among Registrant, Unisource Capital Corporation, Unisource Canada, Inc., The Chase Manhattan Bank, The Toronto-Dominion Bank, and
                          Toronto Dominion (Texas) Inc.

        10.23 Amendment No. 1 to Rights Agreement dated as of February 28, 1999 between Registrant and National City Bank.

           27 Financial Data Schedule for the Six-Month Period Ended March 31, 1999


   (b)  Reports on Form 8-K

        - Report, dated March 2, 1999, reporting the signing of an Agreement and Plan of Merger between Unisource and UGI Corporation.

        - Report dated January 26, 1999, reporting the issuance of a press release announcing the Company's results for the three month period ended December 31, 1999.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the principal accounting officer of the Registrant.



                                   UNISOURCE WORLDWIDE, INC.



Date: May 17, 1999                 /s/ Robert M. McLaughlin
                                   ------------------------
                                   Robert M. McLaughlin
                                   Vice President, Finance
                                   (Principal Accounting Officer)

                              INDEX  TO  EXHIBITS
                              -------------------



        Exhibit
        Number            Description
        ------            -----------

        10.18 Agreement and Plan of Merger dated as of February 28, 1999 among Registrant, UGI Corporation and Vulcan Acquisition Corp., incorporated by reference to
                          Exhibit 2 to UGI Corporation's Form S-4 Registration Statement filed on March 26, 1999 (file no. 333-75089).

        10.19 First Amendment to Receivables Sale Agreements dated as of January 26, 1999 among Portfolio Receivables, LLC, Registrant, and Canadian Imperial Bank of Commerce.

        10.20 Amending Agreement made as of October 23, 1998 between Unisource Canada, Inc., The Trust Company of Bank of Montreal, Registrant, and Nesbitt Burns, Inc.

        10.21 First Amendment dated as of February 3, 1999 to the Amended and Restated Credit Agreement dated as of September 25, 1998 among Registrant, Unisource Capital Corporation, Unisource Canada, Inc., The Chase Manhatten Bank, The Toronto-Dominion Bank, and Toronto Dominion (Texas) Inc.

        10.22 Second Amendment dated as of March 15, 1999 to the Amended and Restated Credit Agreement dated as of September 25, 1998 among Registrant, Unisource Capital Corporation, Unisource Canada, Inc., The Chase Manhattan Bank, The Toronto-Dominion Bank, and
                          Toronto Dominion (Texas) Inc.

        10.23 Amendment No. 1 to Rights Agreement dated as of February 28, 1999 between Registrant and National City Bank.

           27 Financial Data Schedule for the Six-Month Period Ended March 31, 1999